Form 10QSB
period 2005-04-30
Triton Resources, Inc.
filed 2005-06-06
CIK 1312402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Commission File Number 000-51261

TRITON RESOURCES, INC.

(Name of small business issuer in its charter)

NEVADA (State of incorporation or organization)	20-1147435 (IRS Identification No.)

7363 146 A Street
Surrey, British Columbia
Canada, V3S 8799
(Address of principal executive offices)

(604) 599-8799
(Issuer’s telephone number)

N/A
(Issuer’s former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

5,400,000 shares of issuer’s common stock, $0.001 par value, were outstanding at May 30, 2005. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes        No   X

PART I. FINANCIAL INFORMATION

Triton Resources, Inc.
(An Exploration Stage Company)

April 30, 2005

Index

Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Triton Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	April 30, 2005 $ (unaudited)	October 31, 2004 $ (audited)
		(Restated - Note 5)
ASSETS
Current Assets
Cash	58,979	73,261
Prepaid expenses	11	−
Total Assets	58,990	73,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	2,850	−
Accrued liabilities	1,750	4,250
Due to related parties (Note 3 (b))	−	82
Total Liabilities	4,600	4,332
Contingencies and Commitments (Notes 1 and 4)

Stockholders’ Equity
Common Stock, 75,000,000 shares authorized, $0.001 par value 5,400,000 shares issued and outstanding	5,400	5,400
Additional Paid in Capital	67,600	67,600
Donated Capital (Note 3 (a))	9,275	4,775
Accumulated Other Comprehensive Income	1,608	3,000
Deficit Accumulated During the Exploration Stage	(29,493)	(11,846)
Total Stockholders’ Equity	54,390	68,929
Total Liabilities and Stockholders’ Equity	58,990	73,261

(The Accompanying Notes are an Integral Part of These Financial Statements)

Triton Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated From May 18, 2004 (Date of Inception) to April 30, 2005 $ (unaudited)	For the Three Months Ended April 30, 2005 $ (unaudited)	For the Six Months Ended April 30, 2005 $ (unaudited)	From May 18, 2004 (Date of Inception) to October 31, 2004 $ (audited)
				(Restated - Note 5)
Revenue	−	−	−	−

Expenses
Donated services (Note 3 (a))	5,750	1,500	3,000	2,750
General and administrative	3,051	1,778	2,307	744
Mineral property costs (Note 4)	2,899	−	637	2,262
Professional fees	15,500	5,350	10,600	4,900
Donated rent (Note 3 (a))	2,875	750	1,500	1,375
Interest income	(582)	(212)	(397)	(185)
Total Expenses	29,493	9,166	17,647	11,846
Net Loss For the Period	(29,493)	(9,166)	(17,647)	(11,846)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	1,608	(662)	(1,392)	3,000
Comprehensive Loss	(27,885)	(9,828)	(19,039)	(8,846)
Net Loss Per Share – Basic and Diluted		−	−	−
Weighted Average Shares Outstanding		5,400,000	5,400,000	3,790,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Triton Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	For the Six Months Ended April 30, 2005 $ (unaudited)	From May 18, 2004 (Date of Inception) to October 31, 2004 $ (audited)
Cash Flows Used in Operating Activities
Net loss for the period	(17,647)	(11,846)
Adjustments to reconcile net loss to cash
Donated services and expenses	4,500	4,775
Change in operating assets and liabilities
(Increase) in prepaid expenses	(11)	−
Increase in accrued liabilities	350	4,250
Net Cash Used in Operating Activities	(12,808)	(2,821)
Cash Flows From Financing Activities
Advances from (repayments to) related party	(82)	82
Proceeds from issuance of common stock	−	73,000
Net Cash Flows (Used in) Provided by Financing Activities	(82)	73,082
Effect of exchange rate changes on cash	(1,392)	3,000
(Decrease) Increase in Cash	(14,282)	73,261
Cash - Beginning of Period	73,261	−
Cash - End of Period	58,979	73,261

Supplemental Disclosures
Interest paid	−	−
Income taxes paid	−	−

(The Accompanying Notes are an Integral Part of These Financial Statements)

  Exploration Stage Company

The Company was incorporated in the State of Nevada on May 18, 2004. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2005, the Company has accumulated losses of $29,493 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective April 25, 2005 to register 2,400,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

  Summary of Significant Accounting Policies

    Basis of Presentation

    These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is October 31.

    Use of Estimates

    The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Basic and Diluted Net Income (Loss) Per Share

    The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

    Comprehensive Income

    SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

    Cash and Cash Equivalents

    The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

  Summary of Significant Accounting Policies (continued)

    Mineral Property Costs

    The Company has been in the exploration stage since its formation on May 18, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

    Financial Instruments

    Financial instruments, which include cash, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

    Income Taxes

    Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

    Foreign Currency Translation

    The Company’s functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Revenues and expenses are translated at the average exchange rate for the period. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income. At April 30, 2005, the exchange rate used was 0.79 and the average for the six month period ended April 30, 2005 was 0.82.

    Recent Accounting Pronouncements

    In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

  Summary of Significant Accounting Policies (continued)

    Recent Accounting Pronouncements (continued)

    In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

    Interim Financial Statements

    These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

    Reclassifications

    Certain reclassifications have been made to the prior period financial statements to conform to the current year’s presentation.

  Related Party Balances/Transactions

    During the six month period ended April 30, 2005 the Company recognized a total of $3,000 (October 31, 2004 - $2,750) for donated services at $500 per month and $1,500 (October 31, 2004 -$1,375) for donated rent at $250 per month provided by the President of the Company. During the period ended October 31, 2004 the President of the Company also contributed organizational and legal costs of $650 on behalf of the Company.

    During the period ended October 31, 2004, the President of the Company provided a cash advance of $82 for working capital purposes. The advance was unsecured, non-interest bearing and had no specific terms of repayment. During the six month period ended April 30, 2005, the Company repaid the $82 owing to the President of the Company.

    During the period ended October 31, 2004, the Company entered into a trust agreement with the President of the Company. Refer to Note 4.

  Mineral Properties

The Company entered into an Agreement dated July 5, 2004 to acquire a 100% interest in the Gold Bottom Mining Claim located in the Atlin Mining Division, British Columbia, Canada, in consideration for $2,262. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim of CND$100 per unit plus a CND$10 recording fee annually. The mineral claim is twenty units and the Company has agreed to make payments on behalf of the President which are anticipated to be CND$2,200 annually.

  Restatement

The Company restated its financial statements for the period ended October 31, 2004. The restatement reflected the change in the accounting for the functional currency of the Company from the US dollar to the Canadian dollar.

The effect of the restatement was as follows:

Balance Sheet:

	October 31, 2004	Adjustment	October 31, 2004
	(As Originally Reported) (audited)		(Restated) (audited)

Accumulated Other Comprehensive Income	$ −	$ 3,000	$ 3,000

Statement of Operations:

	From May 18, 2004 (Date of Inception) to October 31, 2004	Adjustment	From May 18, 2004 (Date of Inception) to October 31, 2004
	(As Originally Reported) (audited)		(Restated) (audited)
Net Loss for the Period	$(8,846)	$(3,000)	$(11,846)

Item 2. Management's Discussion and Analysis.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

We are a startup exploration stage company without operations and we are in the business of gold exploration. There is no assurance that a commercially viable deposit exists on our mineral claim. Exploration will be required before a final evaluation as to the economic and legal feasibility of our mineral claim is determined.

On July 5, 2004 we acquired a 1236 acre mineral claim from Decoors Mining Corp. for $2,262. Our President was introduced to prospector Peter Burjoski who normally resides in Atlin, British Columbia, during the Summer of 2004. After several meetings in Vancouver, British Columbia, Canada our President decided that we would purchase the 1236 acre mineral claim from Mr. Burjoski's company Decoors Mining Corp. based on representations made by Mr. Burjoski that the claim had the potential to host valuable minerals. Transfer of the claim from Decoors Mining Corp. to our President took place on July 5, 2004 at the Gold Commissioner's office in Vancouver, British Columbia, Canada following execution of a Property Agreement. Mr. Burjoski introduced us to our consulting geologist, Erik A. Ostensoe in the Fall of 2004.

Under the British Columbia Mineral Tenure Act, title to British Columbia mineral claims can only be held by individuals or British Columbia corporations. Because of this regulation, our President is holding the mineral claim in trust for us until we can determine whether there are commercially viable gold deposits on our claim. If we determine that there are commercially viable gold deposit on our claim we will incorporate a British Columbia subsidiary to hold title to the claim and our President will transfer the mineral claim to the subsidiary. The transfer will be at no cost to us other than the costs associated with the incorporation of the British Columbia subsidiary.

The mineral claim is newly staked and located at Mount O'Keefe, south of the O'Donnel River, Atlin Mining Division, British Columbia. The name of the mineral claim is GB 6 and the name of the local area is know as “Gold Bottom Creek” and “Mount O'Keefe”. Our consulting geologist has written a report and provided us with recommendations of how we should explore our claim. The potential economic significance of the mineral claim is that according to our consulting geologist's report, placer gold has been recovered from nearby streams and ultramafic rocks (rocks that are rich in iron and magnesium content) as well as very strong concentrations of mercury and arsenic have been explored in the area of Gold Bottom Creek. These findings together indicate there is potential to locate gold in the area and this area has been largely unexplored. To our knowledge no one has been on our mineral claim other than Mr. Burjoski, the prospector who staked the claim.

The claim is remote and is best accessed by helicopter from the town of Atlin, British Columbia. There is no electrical power that can be utilized on the property other than electrical power that can be provided by gas or diesel generators that we would bring on site. We have not commenced any work on the property.

Our objective is to conduct exploration activities on our mineral claim to assess whether the claim possesses any commercially viable gold deposits. Until we can validate otherwise, the claim is without known reserves and we are planning a three phase program to explore our claim. Access to the claim is restricted to the period of June 1 to October 15 of each year due to snow in the area. This means that our exploration activities are limited to a period of about four and a half months per year. We will explore our claim between June 1, 2005 and October 15, 2005 and our goal is to complete our first two phases of exploration within this period.

We have filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective April 25, 2005 to register 2,400,000 shares of common stock for resale by existing shareholders of our Company. We did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

Results of Operations

We have had no operating revenues since our inception on May 18, 2004 through to April 30, 2005. Our activities have been financed from the proceeds of share subscriptions. From our inception, on May 18, 2004, to April 30, 2004, we have raised a total of $73,000 from private offerings of our securities.

For the three-month period ended April 30, 2005, we incurred operating costs of $9,166. These operating costs included $5,350 in professional fees for legal and accounting costs incurred during our SB-2 filing phase. Also, our President provided us with donated services valued at $1,500 and donated rent valued at $750. We did not incur any mineral property costs during the period due to our inability to explore our GB 6 claim because of inaccessibility due to winter weather. We had general and administrative costs of $1,778. And finally, we earned interest income of $212. In addition, we experienced a foreign currency translation loss of $662.

For the six-month period ended April 30, 2005, we incurred operating costs of $17,647. These operating costs included $10,600 in professional fees for legal and accounting costs incurred during our SB-2 filing phase. Also, our President provided us with donated services valued at $3,000 and donated rent valued at $1,500. We also incurred mineral property costs of $637 associated with the preparation of a geological report on our GB 6 claim by our consulting geologist. We had general and administrative costs of $2,307. And finally, we earned interest income of $397. In addition, we experienced a foreign currency translation loss of $1,392.

From the period from our inception, on May 18, 2004 through to April 30, 2005, we incurred operating costs of $29,493. These operating costs included $15,500 in professional fees for legal and accounting costs incurred during our SB-2 filing phase. Also, our President provided us with donated services valued at $5,750 and donated rent valued at $2,875. We also incurred mineral property costs of $2,899 associated with the purchase of our GB 6 mineral claim and preparation of a geological report on the claim by our consulting geologist. We had general and administrative costs of $3,051. And finally, we earned interest income of $582. In addition, we experienced a foreign currency translation gain of $1,608.

Liquidity and Capital Resources

At April 30, 2005 we had cash on hand of $58,979 and had working capital of $54,390. This compares with cash on hand of $73,261 and working capital of $68,929 as at October 31, 2004.

We have funded our business to date from sales of our common stock. Gross proceeds from the sale of our common stock during the period from inception, on May 18, 2004, through to October 31, 2004, totaled $73,000. This compares with no such proceeds for the six-month period ended April 30, 2005. Cash used in operating activities was $12,808 for the six-month period ended April 30, 2005, which primarily consisted of the net loss during the period of $17,647 after adjustments to account for donated services and expenses.

There are no assurances that we will be able to achieve further sales of our common stock or any other additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue exploration of our GB 6 mineral claim and our venture will fail.

Risks and Uncertainties

Readers should refer to risk factors set out in our final prospectus filed with the SEC on EDGAR on April 26, 2005 pursuant to Rule 424(b)(4). This final prospectus defines all known risk factors that could affect and substantially alter our plan of operation.

Item 3. Controls and Procedures.

  Evaluation of Disclosure of Controls and Procedures.

  Our Principal Executive Officer and Principal Financial Officer have, within 90 days of the filing date of this report, evaluated the Company’s internal controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, our Principal Executive Officer and Principal Financial Officer have concluded that said information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

  Changes in Internal Controls

  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in paragraph (a) above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge, no such proceedings are threatened or contemplated.

Item 2. Changes in Securities.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TRITON RESOURCES, INC.
(Registrant)

Date: June 1, 2005

By: /s/ Perry Augustson

Perry Augustson
Principal Executive Officer
Principal Financial Officer and Director

EXHIBIT 31.1
CERTIFICATION

I, Perry Augustson, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of Triton Resources, Inc.

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and I have:

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer is made known to me, particularly during the period in which this quarterly report is being prepared;

    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

    Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's second fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

  I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

By: /s/ Perry Auguston

Perry Augustson
Principal Executive Officer and Principal Financial Officer

Date: June 1, 2005

EXHIBIT 32.1

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of Triton Resources, Inc. (the “Company”) on Form 10-QSB for the period ending April 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Perry Augustson, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Perry Augustson

Perry Augustson
Principal Executive Officer and Principal Financial Officer

Date: June 1, 2005