Form 10QSB
period 2005-07-31
Triton Resources, Inc.
filed 2005-09-14
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
 ☒  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2005

 ☐  Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________to ________

COMMISSION FILE NUMBER 000-51261

TRITON RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	20-1147435
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7363 – 146A Street
Surrey, British Columbia, Canada V3S 8Y8	(604) 599-8799
(Address of principal executive offices)	Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 13, 2005, the Issuer had 5,400,000 Shares of Common Stock
outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended July 31, 2005 are not necessarily indicative of the results that can be expected for the year ending October 31, 2005.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Triton” mean Triton Resources, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Triton Resources, Inc.
(An Exploration Stage Company)

July 31, 2005

Triton Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	July 31,	October 31,
	2005	2004
	$	$
	(unaudited)	(audited)
		(Restated -
		Note 5)
ASSETS
Current Assets
Cash	49,412	73,261
Prepaid expenses	11	–
Total Assets	49,423	73,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued liabilities	1,750	4,250
Due to related parties (Note 3(b))	–	82
Total Liabilities	1,750	4,332
Contingencies and Commitments (Notes 1 and 4)
Stockholders’ Equity
Common Stock, 75,000,000 shares authorized, $0.001 par value
5,400,000 shares issued and outstanding	5,400	5,400
Additional Paid in Capital	67,600	67,600
Donated Capital (Note 3(a))	11,525	4,775
Accumulated Other Comprehensive Income	2,263	3,000
Deficit Accumulated During the Exploration Stage	(39,115)	(11,846)
Total Stockholders’ Equity	47,673	68,929
Total Liabilities and Stockholders’ Equity	49,423	73,261

(The Accompanying Notes are an Integral Part of These Financial Statements)

Triton Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated			From
	From			May 18, 2004
	May 18, 2004	For the Three	For the Nine	(Date of
	(Date of Inception)	Months Ended	Months Ended	Inception)
	to July 31,	July 31,	July 31,	to July 31,
	2005	2005	2005	2004
	$	$	$	$

Revenue	–	–	–	–

Expenses

Donated services (Note 3(a))	7,250	1,500	4,500	1,250
General and administrative	6,634	3,582	5,890	23
Mineral property costs (Note 4)	4,646	1,747	2,384	2,262
Professional fees	17,650	2,150	12,750	–
Donated rent (Note 3(a))	3,625	750	2,250	625
Interest income	(690)	(107)	(505)	–

Total Expenses	39,115	9,622	27,269	4,160

Net Loss	(39,115)	(9,622)	(27,269)	(4,160)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	2,263	656	(737)	270

Comprehensive Loss	(36,852)	(8,966)	(28,006)	(3,890)

Net Loss Per Share – Basic and Diluted		–	–	–

Weighted Average Shares Outstanding		5,400,000	5,400,000	1,136,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Triton Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

		From
	For the Nine	May 18, 2004
	Months Ended	(Date of Inception)
	July 31,	to July 31,
	2005	2004
	$	$

Cash Flows Used in Operating Activities

Net loss for the period	(27,269)	(4,160)

Adjustments to reconcile net loss to cash
Donated services and expenses	6,750	1,875

Change in operating assets and liabilities
(Increase) in prepaid expenses	(11)	–
(Decrease) in accrued liabilities	(2,500)	–

Net Cash Used in Operating Activities	(23,030)	(2,285)

Cash Flows From Financing Activities
Advances from (repayments to) related party	(82)	100
Proceeds from issuance of common stock	–	23,000

Net Cash Flows (Used in) Provided by Financing Activities	(82)	23,100

Effect of exchange rate changes on cash	(737)	270

(Decrease) Increase in Cash	(23,849)	21,085

Cash - Beginning of Period	73,261	–

Cash - End of Period	49,412	21,085

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Triton Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2005

1.	Exploration Stage Company

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2005, the Company has accumulated losses of $39,115 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective April 25, 2005 to register 2,400,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is October 31.

	b)	Use of Estimates

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

	c)	Basic and Diluted Net Income (Loss) Per Share

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

	d)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Triton Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2005

2.	Summary of Significant Accounting Policies (continued)

	f)	Mineral Property Costs

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

	g)	Financial Instruments

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

	h)	Income Taxes

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

	i)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Revenues and expenses are translated at the average exchange rate for the period. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income. At July 31, 2005, the exchange rate used was 0.82 and the average for the nine month period ended July 31, 2005 was 0.82.

	j)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Triton Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2005

2.	Summary of Significant Accounting Policies (continued)

	j)	Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

	k)	Interim Financial Statements

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

3.	Related Party Balances/Transactions

a)

During the nine month period ended July 31, 2005 the Company recognized a total of $4,500 (July 31, 2004 - $1,250) for donated services at $500 per month and $2,250 (July 31, 2004 -$625) for donated rent at $250 per month provided by the President of the Company. During the period ended July 31, 2004 the President of the Company also contributed organizational and legal costs of $650 on behalf of the Company.

b)

During the period ended July 31, 2004, the President of the Company provided a cash advance of $82 for working capital purposes. The advance was unsecured, non-interest bearing and had no specific terms of repayment. During the nine month period ended July 31, 2005, the Company repaid the $82 owing to the President of the Company.

	c)	During the period ended July 31, 2004, the Company entered into a trust agreement with the President of the Company. Refer to Note 4.

4.	Mineral Properties

The Company entered into an Agreement dated July 5, 2004 to acquire a 100% interest in the Gold Bottom Mining Claim located in the Atlin Mining Division, British Columbia, Canada, in consideration for $2,262. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim of CND$100 per unit plus a CND$10 recording fee annually. The mineral claim is twenty units and the Company has agreed to make payments on behalf of the President which are anticipated to be CND$2,200 annually. On June 20, 2005, the Company filed exploration and development work in the amount of CAD$2,000 plus an additional recording fee of CAD$200 with the Province of British Columbia. The claim is now in good standing until June 20, 2006.

Triton Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2005

5.	Restatement

The Company has restated its financial statements for the period ended October 31, 2004. The restatement reflects the change in the accounting for the functional currency of the Company from the US dollar to the Canadian dollar.

The effect of the restatement is as follows:

Balance Sheet:
	October 31,		October 31,
	2004	Adjustment	2004
	(As Originally Reported)		(Restated)
	(audited)		(audited)
Accumulated Other Comprehensive Income	$–	$3,000	$3,000

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Foreign Currency and Exchange Rates

For purposes of consistency and to express United States Dollars throughout this Quarterly Report, Canadian Dollars have been converted into United States currency at the rate of CDN$1.00 being approximately equal to US$0.84, which is the approximate average exchange rate during recent months.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in a mineral claim known as the "Gold Bottom Mining Claim”, comprised of a twenty unit grid claim block located in the Atlin Mining Division, British Columbia, Canada. Our plan of operation is to conduct mineral exploration activities on the Gold Bottom Claim in order to assess whether it possesses commercially exploitable mineral reserves of gold. Until we can validate otherwise, the Gold Bottom Claim is without known reserves.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that any mineral reserves exist on our mineral claim or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claims possess commercially exploitable reserves of gold. See “Item 2. Management’s Discussion and Analysis or Plan of Operation – Plan of Operation.”

Acquisition of the Gold Bottom Claim

We acquired a 100% interest in the 1236 acre mineral claim known as the “Gold Bottom Claim” pursuant to a Property Agreement dated July 5, 2004 between Triton, Decoors Mining Corp. and our President Perry Augustson at a price of $2,520 ($3,000 CDN). Under the British Columbia Mineral Tenure Act, title to British Columbia mineral claims can only be held by individuals or British Columbia corporations. Because of this regulation, our President is holding the mineral claim in trust for us until we can determine whether there are mineral reserves located on our claim.

We entered into a trust agreement with Mr. Augustson dated July 5, 2004 pursuant to which Mr. Augustson agreed to hold the Gold Bottom Claim in trust for us until January 1, 2006, or prior to that date if we incorporate a British Columbia subsidiary to hold our interest in the Gold Bottom Claim. We intend to extend the term of the trust agreement with Mr. Augustson past January 1, 2006, if required. If we determine that there are commercially viable mineral reserves on our claim we intend to incorporate a British Columbia subsidiary to hold title to the claim and our President will transfer the mineral claim to the subsidiary. The transfer will be at no cost to us other than the costs associated with the incorporation of the British Columbia subsidiary.

Location and Access of Gold Bottom Claim

The mineral claim is located at Mount O'Keefe, south of the O'Donnel River, Atlin Mining Division, British Columbia. Our mineral claim is on title with the British Columbia mining registry under the name “GB 6” and the name of the local area is known as "Gold Bottom Creek" and "Mount O'Keefe". The Gold Bottom Claim is presently in good standing. On June 20, 2005 we paid the regulatory filing fees to extend the expiry date of our Gold Bottom Claim for an additional year to June 20, 2006.

The claim is remote and is best accessed by helicopter from the town of Atlin, British Columbia. There is no electrical power that can be utilized on the property other than electrical power that can be provided by gas or diesel generators that we would bring on site. We have not commenced any work on the property.

Our consulting geologist, Erik A. Ostensoe, has written a report dated November 16, 2004 headed “Report and Recommendations – GB 6 Claim”. The report contains our consulting geologist’s recommendations respecting our exploration program on our mineral claim. Our objective is to conduct exploration activities on our mineral claim to assess whether the claim possesses any commercially viable gold deposits. Until we can validate otherwise, the claim is without known reserves and we are planning a three phase program to explore our claim. Access to the claim is restricted to the period of June 1 to October 15 of each year due to snow in the area. This means that our exploration activities are limited to a period of about four and a half months per year.

Current State of Exploration

We have only recently commenced exploration of the Gold Bottom Claim and this exploration is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

The results of the geological report on the Gold Bottom Claim prepared by our geological consultant, Mr. Erik A. Ostensoe, concluded that positive results from prior exploration work indicates potential for the discovery of economic gold deposits, and recommended a three phase geological exploration program on the mineral claims. These findings together indicate there is potential to locate gold in the area and this area has been largely unexplored. To our knowledge no one has been on our mineral claim other than Mr. Burjoski, the prospector who staked the claim.

We commenced Phase One of our exploration program in early June, 2005. The Phase One exploratory program consists of confirmation of past results and data compilation followed by conventional prospecting. Our Phase One exploration was delayed due to intense exploration in the Atlin area and our difficulty in obtaining qualified personnel to conduct Phase One. We intend to continue our Phase One exploration program between September 15 to October 15, 2005. If no exploration occurs between September 15 and October 15, 2005 we intend to complete the balance of our Phase One program starting on June 1, 2006. To date we have expended $1,680 (CDN$2,000) on Phase One of our exploration program.

PLAN OF OPERATION

Our plan of operation is to conduct mineral exploration activities on the Gold Bottom Claim in order to assess whether the claims possess mineral reserves. Our exploration program is designed to explore for commercially viable deposits of gold mineralization. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claim.

Over the next twelve months we plan to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our Gold Bottom mineral property. We have enough cash to complete our Phase One exploration program. We do not have enough funds to complete our Phase Two program which we plan to start in the summer of 2006 if the results of our Phase One exploration program are successful. The following is a brief summary of our three phase exploration program:

1.
We plan to compile and correlate historical reports for the area of Mount O'Keefe if we are able to obtain them from the Province of British Columbia. We anticipate there will be no cost for this activity since our President will conduct the compilation and correlation free of charge.

2.
As recommended by our consulting geologist, we plan to complete the first phase of our three phase exploration program. Phase One of our exploration program is expected to cost approximately $21,000 (CDN$25,000) and we have expended $1,680 (CDN$2,000) on the cost of Phase One to date. We commenced Phase One of our exploration program in June, 2005.

3.
Based on any preliminary results of the Phase One exploration program we may stake additional claims around the Gold Bottom claim. Our consulting geologist indicates that we should be prepared to stake as many as 100 additional claim units if they are available for staking, in which case we plan to spend $3,360 (CDN$4,000) for this staking activity.

4.
If we are able to identify favorable rock formations and structures with elevated metal values following the completion of Phase One we plan to conduct our Phase Two program. Our consulting geologist has indicated that we should budget approximately $21,000 (CDN$25,000) for our Phase Two program. If we proceed with a Phase Two program we would do so in June, 2006.

5.
In the case that the Phase Two exploration program takes place, we intend to review its results in October, 2006. If we are able to continue to confirm elevated metal values at specific hand drilled targets we would consider planning for a Phase Three exploration program. The Phase Three exploration program has a substantial cost associated with it, due to the fact that there would be major expenditures for geophysical surveys followed by drilling. At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements. If we go ahead with the Phase Three exploration plan it would likely commence in June 2007.

As at July 31, 2005, we had a cash balance of $49,412. We have enough cash on hand to complete our Phase One of our planned exploration programs. If our Phase One exploration program is successful will have to raise additional funds starting in January, 2006 so that Phase Two exploration could commence in June, 2006.

During the next 12 months, we do not anticipate generating any revenue. We anticipate that any additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in the Gold Bottom mineral claim. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our Phase Three exploration program. In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete our Phase Three exploration program. We have not undertaken any efforts to locate a joint venture partner for Phase Three. If we enter into a joint venture arrangement, we will assign a percentage of our interest in the Gold Bottom claim to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

-	our ability to raise additional funding;
-	the market price for gold;
-	the results of our proposed exploration programs on the mineral property; and
-	our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their audit report included in our audited financial statements for the year ended October 31, 2004 that there currently exists substantial doubt about our ability to continue as a going concern.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$17,000
Office Expenses	$2,000
Mineral Property Exploration Expenses	$21,000
TOTAL	$40,000

Our total expenditures over the next twelve months are anticipated to be approximately $40,000. Our cash on hand as of July 31, 2005 is $49,412. We have sufficient cash on hand to pay the costs of Phase One of our proposed exploration program and to fund our operations for the next 12 months. However, we will require additional financing in order to proceed with any additional work beyond Phase One of our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At July 31, 2005	At October 31, 2004	Increase / (Decrease)
Current Assets	$49,423	$73,261	(33%)
Current Liabilities	$1,750	$4,332	(60%)
Working Capital (Deficit)	$47,663	$68,929	(31%)

Cash Flows

	Nine Months Ended	Period from Inception
	July 31, 2005	to July 31, 2004
Cash Flows used in Operating Activities	$(23,030)	$(2,285)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	$(82)	$23,100
Net Increase (decrease) in Cash During Period	$(23,849)	$21,085

The decreases in our working capital at July 31, 2005 from our year ended October 31, 2004, and the increase in our cash used during the period ended on July 31, 2005, from the comparable periods of the preceding fiscal years are primarily a result of the increase in our professional fees related to the professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto and from the fact that we had no revenue or sources of financing during the period ended July 31, 2005.

As of July 31, 2005 we had cash on hand of $49,412. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended October 31, 2004, that there is substantial doubt that we will be able to continue as a going concern.

We have no revenues to date. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

We presently do not have any arrangements for additional financing for exploration work beyond Phase Two of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase Three of our exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We evaluate, on an on-going basis, our estimates and judgments affecting the Financial Statements. Actual results may differ from these estimates. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of a company’s financial condition and results of operations, and those that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following represent critical accounting policies used in the preparation of our Financial Statements:

Mineral Property Costs

We have been in the exploration stage since our formation on May 18, 2004 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Financial Instruments

Financial instruments, which include cash, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Our operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to our operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use derivative instruments to reduce our exposure to foreign currency risk.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business plan will fail.

Our current operating funds are estimated to be sufficient to complete our first two phases of our exploration program on our Gold Bottom mineral claim. However, we will need to obtain additional financing in order to complete our business plan. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We have not made arrangements to secure any additional financing.

Our failure to make required payments or expenditures could cause us to lose title to the mineral claims.

In order to retain title to the claims, in the Province of British Columbia, the recorded holder of a mineral claim shall perform, or have performed, exploration and development work on the claim to a value of $84 a year per unit plus an $8 recording fee per claim unit. Our 1236 acre Gold Bottom mineral claim is equal to 20 claim units. A statement of work must be on or before the anniversary date of the claim. The anniversary date for our claim is June 20, 2006. This means that for our 20 unit mineral claim we will need to spend $1,848 on valid exploration work and recording fees on our Gold Bottom mineral claim in total to keep the claim in good standing with the Province of British Columbia. Alternately, we may make annual payments in lieu of work to the Province of British Columbia of $84 per unit plus an $8 recording fee per unit, or $1,848 in total for our 20 unit mineral claim annually, in order to keep the claim in good standing with the Province of British Columbia. If we fail to make any of the required payments, we could lose title to the claim and you could lose all or part of your investment in Triton.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We were incorporated on May 18, 2004 and to date have been involved primarily in organizational activities, obtaining financing and purchasing our mineral claim. We have not earned any revenues and we have never achieved profitability as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks our business will likely fail and you will lose your entire investment in Triton.

Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future.

We have never earned any revenues and we have never been profitable. Prior to completing exploration on our Gold Bottom mineral claim, we may incur increased operating expenses without realizing any revenues from our claim, this could cause us to fail and you will lose your entire investment in Triton.

If we do not find a joint venture partner for the continued development of our mineral claim, we may not be able to advance exploration work.

If the results of our Phase One exploration program is successful, we may try to enter a joint venture agreement with a partner for the further exploration and possible production of our Gold Bottom claim. We would face competition from other junior mineral resource exploration companies who have properties that they deem to be attractive in terms of potential return and investment cost. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in the Gold Bottom claim to the joint venture partner. If we are unable to enter into a joint venture agreement with a partner, we may fail and you may lose your entire investment in Triton.

Because our management has no experience in the mineral exploration business we may make mistakes and this could cause our business to fail.

Our President has no previous experience operating an exploration or a mining company and because of this lack of experience he may make mistakes. Our management lacks the technical training and experience with exploring for, starting, or operating a mine. With no direct training or experience in these areas our management may not be fully aware of the many specific requirements related to working in this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our management's lack of experience in this industry.

Because our sole director and officer owns the majority of our company's common stock, he has the ability to override the interests of the other stockholders.

Our President owns 56% of our outstanding common stock and serves as our sole director. Investors may find the corporate decisions influenced by our President are inconsistent with the interests of other stockholders.

Because of the speculative nature of mineral property exploration, there is substantial risk that no commercially viable gold deposits will be found and our business will fail.

Exploration for gold is a speculative venture involving substantial risk. We can provide investors with no assurance that our Gold Bottom mineral claim contains commercially viable gold deposits. The exploration program that we will conduct on our claim may not result in the discovery of commercial viable gold deposits. Problems such as unusual and unexpected rock formations and other conditions are involved in gold exploration often result in unsuccessful exploration efforts. In such a case, we may be unable to complete our business plan and you could lose your entire investment in Triton.

Because of the inherent dangers involved in gold exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for gold involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all our assets resulting in the loss of your entire investment in Triton.

Because access to our mineral claim is often restricted by inclement weather, we will be delayed in our exploration and any future mining efforts.

Access to our Gold Bottom mineral claim is restricted to the period between June 1 and October 15 of each year due to snow in the area. As a result, any attempts to visit, test, or explore the property are largely limited to these few months of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can result in our inability to meet deadlines for exploration expenditures as defined by the Province of British Columbia. This could cause our business venture to fail and the loss of your entire investment in Triton unless we can meet deadlines.

As we undertake exploration of our mineral claim, we will be subject to compliance of government regulation that may increase the anticipated time and cost of our exploration program.

There are several governmental regulations that materially restrict the exploration of minerals. We will be subject to the mining laws and regulations as contained in the Mineral Tenure Act of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program.

If we do not obtain clear title to the mineral claim, our business may fail.

Under British Columbia law, title to British Columbia mineral claim can only be held by individuals or British Columbia corporations. Since we are a Nevada corporation we are not legally allowed to hold claims in British Columbia. Our mineral claim is being held in trust for us by our President as he is an individual. If we confirm economically viable deposits of gold on our mineral claim we will incorporate a British Columbia subsidiary to hold title the mineral claim and our President will transfer the claim to the subsidiary. Until we can confirm viable gold deposits, our President is holding the claim in trust for us by means of a trust agreement. However, there could be situations such as the death of our President that could prevent us from obtaining clear title to the mineral claim. If we are unable to obtain clear title to the mineral claim our business will likely fail and you will lose your entire investment in Triton.

Because market factors in the mining business are out of our control, we may not be able to market any minerals that may be found.

The mining industry, in general, is intensely competitive and we can provide no assurance to investors even if gold is discovered that a ready market will exist from the sale of any gold found. Numerous factors beyond our control may affect the marketability of gold. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital and you may lose your entire investment in Triton.

Because we hold a significant portion of our cash reserves in United States dollars, we may experience losses due to foreign exchange translations.

We hold a significant portion of our cash reserves in United States dollars. Due to foreign exchange rate fluctuations, the value of these United States dollar reserves can result in both translation gains or losses in Canadian dollar terms. If there was to be a significant decline in the United States dollar versus the Canadian Dollar our Canadian dollar purchasing power would also significantly decline. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Such foreign exchange declines could cause us to experience increased exploration expenses.

ITEM 3.                CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We registered the resale of 2,400,000 shares of our common stock (the “Shares”) offered by selling stockholders of Triton at a price of $0.05 per Share pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our registration statement on Form SB-2 (File No. 333-122039), effective on April 26, 2005. We will not receive any proceeds from the sale of the Shares by the selling shareholders. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We are paying all expenses of the Offering. No portion of these expenses will be paid by the selling stockholders. The selling stockholders, however, will pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

10.1	Property Agreement dated effective July 5, 2004 between Decoors Mining Corp. and Triton Resources, Inc.(1)

10.2	Trust Agreement dated July 5, 2004 between Triton Resources, Inc. and Perry Augustson.(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.

REPORTS ON FORM 8-K

We filed the following reports on Form 8-K during our most recently completed fiscal quarter ended July 31, 2005:

Date of SEC filing of Form 8-K	Description of the Form 8-K
June 23, 2005	Disclosure of extension of Gold Bottom Claim to June 20, 2006

We have not filed any Current Reports on Form 8-K since July 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRITON RESOURCES, INC.

Date:	September 14, 2005	By:	/s/ Perry Augustson
PERRY AUGUSTSON
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)