Form 10KSB
period 2005-10-31
Triton Resources, Inc.
filed 2006-01-30
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended October 31, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-51261

TRITON RESOURCES, INC.
(Name of small business issuer in its charter)

NEVADA	20-1147435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7363 – 146A Street
Surrey, British Columbia, Canada	V3S 8Y8
(Address of principal executive offices)	(Zip Code)

(604) 599-8799
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value Per Share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $4,056,000 based on a price of $0.13 per share, being the average of the bid and asked price of the Company’s common stock as quoted on the OTCBB on
September 19, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of January 20, 2006, the Issuer had 70,200,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Foreign Currency and Exchange Rates

For purposes of consistency and to express United States Dollars throughout this Annual Report, Canadian Dollars have been converted into United States currency at the rate of $1.00 CDN being approximately equal to $0.84 USD, which is the approximate exchange rate on October 31, 2005, being the date of our fiscal year end.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", and the “Company” mean Triton Resources, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1.                DESCRIPTION OF BUSINESS.

Overview

We were incorporated on May 18, 2004 under the laws of the State of Nevada. On September 30, 2005, we effected a thirteen-for-one split of our issued and outstanding common stock. As a result of the stock split, our authorized capital was increased from 75,000,000 shares of common stock with a par value of $0.001 per share, of which 5,400,000 shares were issued and outstanding, to 975,000,000 shares of common stock with a par value of $0.001 per share, of which 70,200,000 shares are currently issued and outstanding.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. In July, 2004, we acquired a 100% undivided interest in a mineral claim that we call the "Gold Bottom Mining Claim”, comprised of a twenty unit grid claim block located in the Atlin Mining Division, in the Province of British Columbia, Canada. We are currently conducting mineral exploration activities on the Gold Bottom Claim in order to assess whether it possesses any commercially exploitable gold reserves. There are currently no known mineral reserves on the Gold Bottom Claim.

Our consulting geologist, Erik A. Ostensoe, has written a report dated November 16, 2004 headed “Report and Recommendations – GB 6 Claim”. The report contains our consulting geologist’s recommendations respecting our exploration program on our mineral claim. Our objective is to conduct exploration activities on our mineral claim to assess whether the claim possesses any commercially viable gold deposits. Currently there are no known reserves on the Gold Bottom Claim. We are planning a three phase program to explore the claim. Access to the claim is restricted to the period of June 1 to October 15 of each year due to snow in the area. This means that our exploration activities are limited to a period of about four and a half months per year.

Acquisition Of The Gold Bottom Claim

We acquired a 100% interest in the 1236 acre mineral claim known as the “Gold Bottom Claim” pursuant to a Property Agreement dated July 5, 2004 between us and Decoors Mining Corp., at a price of $3,000 CDN (approximately $2,520 USD). Under the British Columbia Mineral Tenure Act, title to British Columbia mineral claims can only be held by individuals, British Columbia corporations or foreign corporations extraprovincially registered in British Columbia. In order to avoid the cost of incorporating a British Columbia subsidiary or extraprovincially registering at this time, our President is holding the mineral claim in trust for us until we can determine whether there are any commercially exploitable mineral reserves located on our claim.

We entered into a trust agreement with Mr. Augustson dated July 5, 2004, pursuant to which Mr. Augustson agreed to hold the Gold Bottom Claim in trust for us until January 1, 2006. Mr. Augustson executed a Declaration of Trust dated January 1, 2006 declaring and confirming that he continues to hold the Gold Bottom Claim in trust, for our benefit. If we determine that there are commercially viable mineral reserves on the Gold Bottom Claim, of which there is no assurance, we intend to incorporate a British Columbia subsidiary to hold title to the claim and our President will transfer the mineral claim to the subsidiary. The transfer will be completed at no cost to us other than the costs associated with the incorporation of a British Columbia subsidiary.

Competition

We are a mineral resource exploration and development company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Government Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy, Mines and Petroleum Resources (the “Ministry”).

The Ministry manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the British Columbia Mineral Tenure Act, the British Columbia Mines Act, and the Health, Safety and Reclamation Code for mines in British Columbia.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. The Health, Safety and Reclamation Code for mines in British Columbia contains standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the exploration activities.

We have not budgeted for regulatory compliance costs in the proposed work program recommended by the geological report. In order to retain title to the claims, in the Province of British Columbia, the recorded holder of a mineral claim shall perform, or have performed, exploration and development work on the claim to a value of $100 CDN (approximately $84 US) a year per unit plus a $10 CDN (approximately $8 US) recording fee per claim unit. Our 1236 acre Gold Bottom Claim is equal to 20 claim units. A statement of work must be made on or before the anniversary date of the claim. The anniversary date for our claim is June 20, 2006. This means that, for our 20 unit mineral claim, we will need to spend $2,200 CDN (approximately $1,865 US) on valid exploration work and recording fees on the Gold Bottom Claim in total to keep the claim in good standing with the Province of British Columbia. Alternately, we may make annual payments in lieu of work to the Province of British Columbia of the same amount.

Employees

We do not have any employees other than Mr. Augustson. Our mineral exploration program for the Gold Bottom Claim is currently carried on by independent geologists and consultants retained by us on a contract basis.

Research And Development Expenditures

We have not incurred any research and development expenses since our inception.

Subsidiaries

We have no subsidiaries.

Patents And Trademarks

We do not own any patents or trademarks.

ITEM 2.                DESCRIPTION OF PROPERTY.

Location and Access of Gold Bottom Claim

The Gold Bottom Claim is located approximately 5.5 km south of Mount O’Keefe, 38 km southeast of Atlin, British Columbia, Canada. Map 1, below, shows the location of our claim.

The claim is remote and is best accessed by helicopter from the town of Atlin, British Columbia. Access to the claim is restricted to the period from approximately June 1 to October 15 of each year due to snow in the area. This means that our exploration activities are limited to a period of about four and a half months per year.

There is no electrical power that can be utilized on the property other than electrical power that can be provided by gas or diesel generators that we would bring on site. We have not commenced any work on the property.

Ownership Interest

Title to mineral claims in the Province of British Columbia can only be held by individuals or by corporations registered in the Province of British Columbia. In order to avoid the cost of incorporating a British Columbia subsidiary or extra-provincially registering our Company, legal title to the Gold Bottom Claim is currently held by our President, Peter Augustson. Mr. Augustson has executed a Declaration of Trust declaring that he holds title to the Gold Bottom Claim for our benefit.

Our mineral claim will expire on June 20, 2006. Under the laws of the Province of British Columbia, in order to retain title to a mineral claim, the claim holder is required to perform exploration and development work on the claim and filing a report on the work completed, or to pay a filing fee in lieu of performing the required exploration work. The amount of the annual exploration work/fee that must be performed/paid is equal to approximately $100 CDN per unit (approximately $84 USD) plus a recording fee of $10 CDN (approximately $8 USD) per unit. The Gold Bottom Claim consists of 20 units, meaning that we will be required to spend $2,200 CDN (approximately $1,850 USD) on or before June 20, 2006 in order to retain title to the Gold Bottom Claim. If we fail to make the required exploration expenditures or pay the required annual fee, we could lose title to the Gold Bottom Claim.

Geology of the Gold Bottom Claim

Our geological report indicates that bedrock outcrops are abundantly distributed throughout the Gold Bottom Claim and available geological information from the Province of British Columbia indicates that the area is underlaid by ultramafic rocks (rocks which are rich in iron and magnesium). There is a fault known as the

Nahlin Fault that runs diagonally through the Gold Bottom Claim. Our geological report indicates that the Nahlin ultramafic body has the potential to host economically important mineral deposits, including sulphide, mercury, gold and platinum group element deposits. However, we have yet to confirm that any of these types of mineral deposits exist on our claim.

History of the Gold Bottom Claim

The Atlin Mining Division gained prominence in 1898 when placer gold was discovered in the region. A mining “rush” ensued and was most active in the period between 1898 and 1910, but has been continuous through to the present. We do not have any verifiable information regarding the previous operators on the actual Gold Bottom Claim. The Province of British Columbia maintains a free service available on the Internet called the Assessment Report Indexing System, or “ARIS,” that allows us to access summary assessment reports for claims near to the Gold Bottom Claim. These reports are publicly available. There are four summary reports available that show previous operators in the area who have done exploration work. These operators were Totem Minerals in 1959, O’Keefe Mountain Minerals in 1968, Getty Canada Metals in 1985, and Pacific Trans-Ocean Resources Ltd. in 1987. These previous operators have carried out various geophysical, geological and geochemical work in the area. Part of our Phase One exploration activities will involve trying to locate any historical assessment reports that may be available to us from the Province of British Columbia in order to compile and correlate any available data.

ARIS reports may be searched on the Internet at http://www.em.gov.bc.ca/cf/aris/search/search.cfm.

Current State of Exploration

We have only recently commenced exploration of the Gold Bottom Claim and this exploration is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

The results of the geological report on the Gold Bottom Claim prepared by our geological consultant, Mr. Erik A. Ostensoe, concluded that positive results from prior exploration work indicates potential for the discovery of economic gold deposits, and recommended a three phase geological exploration program on the mineral claims. Together, these findings indicate there is potential to locate gold in the area and this area has been largely unexplored. To our knowledge no one has been on our mineral claim other than Mr. Burjoski, the prospector who staked the claim.

We had commenced Phase One of our exploration program in early June, 2005. However, due to delays in obtaining contractors to perform the work, we were unable to continue our exploration program within the access period permitted by seasonal weather conditions. As such, we now plan to continue Phase One of our exploration program in June, 2006. Phase One will consist of confirming past results and data compilation, followed by conventional prospecting. To date, we have expended $2,000 CDN (approximately $1,680 USD) on Phase One of our exploration program.

ITEM 3.                LEGAL PROCEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock originally commenced trading on the OTC Bulletin Board under the symbol “TRIR” on June 17, 2005. Subsequent to our 13-for-1 stock split, our trading symbol changed to “TRCS” on September 29, 2005. The high and the low bid prices for our shares since June 17, 2005, as reported by the OTC Bulletin Board were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2005	n/a	n/a
2nd Quarter 2005	n/a	n/a
3rd Quarter 2005	n/a	n/a
4th Quarter 2005	$0.40	$0.08

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. As our shares did not trade on the OTCBB prior to June 17, 2005, no information is available for periods prior to that date. No trading activity information was available from the OTC Bulletin Board for the third quarter of 2005. The above quotations have been adjusted to reflect our 13-for-1 stock split, which became effective on September 30, 2005.

Holders of Common Stock

As of January 20, 2006, we had thirty (30) stockholders of record. In addition, there may be a number of stockholders who hold shares of their common stock on deposit with their brokers or investment bankers, registered in the name of stock depositories.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

Recent Sales Of Unregistered Securities

We did not complete any unregistered sales of our common stock during our fiscal year ended October 31, 2005.

ITEM 6.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Over the next twelve months, we plan to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our Gold Bottom mineral property. We have enough cash to complete our Phase One exploration program. We do not have enough funds to complete our Phase Two program which we plan to commence if the results of our Phase One exploration program are successful. The following is a brief summary of our three phase exploration program:

1.

We plan to compile and correlate historical reports for the area of Mount O'Keefe if we are able to obtain them from the Province of British Columbia. We anticipate there will be no cost for this activity since our President will conduct the compilation and correlation free of charge.

2.

As recommended by our consulting geologist, we plan to complete the first phase of our three phase exploration program. Phase One of our exploration program is expected to cost approximately $25,000 CDN (approximately $21,000 USD) and we have expended $2,000 CDN (approximately $1,680 USD) on the cost of Phase One to date. We commenced Phase One of our exploration program in June, 2005. However, due to delays in obtaining contractors to perform the necessary work, we have been forced to delay Phase One. Due to the limited access caused by seasonal weather conditions, we do not expect to be able to continue Phase One until June, 2006.

3.

Based on any preliminary results of the Phase One exploration program, we may stake additional claims around the Gold Bottom Claim. Our consulting geologist indicated that we should be prepared to stake as many as 100 additional claim units if they are available for staking, in which case we plan to spend $4,000 CDN (approximately $3,360 USD) for this staking activity.

4.

If we are able to identify favorable rock formations and structures with elevated metal values following the completion of Phase One, of which there are no assurances, we plan to conduct our Phase Two program. During Phase Two, our geologist would conduct hand drilling at various locations around the Gold Bottom Claim in an effort to confirm metal values. Our consulting geologist has indicated that we should budget approximately $25,000 CDN (approximately $21,000 USD) for our Phase Two program.

5.

If Phase Two of our exploration program takes place, of which there are no assurances, and if we are able to continue to confirm elevated metal values at specific hand drilled targets, we will consider planning for Phase Three. Phase Three is expected to have a substantial cost associated with it, due to the fact that there would be major expenditures for geophysical surveys, followed by drilling. At this stage, we would likely seek to link with a major resource company in a joint venture relationship.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (USD$)
Legal and Accounting Fees	$17,000
Office Expenses	$2,000
Mineral Property Exploration Expenses	$21,000
TOTAL	$40,000

RESULTS OF OPERATIONS

Summary of Year-End Results
	Accumulated		Period From
	from Inception	Year Ended	Inception to	Percentage
	to October 31,	October 31,	October 31,	Increase /
	2005	2005	2004	(Decrease)
Revenue	$--	$ --	$ --	n/a
Expenses	(54,264)	(42,418)	(11,846)	258%
Net Loss	$(54,264)	$(42,418)	$(11,846)	258%

Revenues

We have not earned any revenues since inception and we do not anticipate earning revenues in the foreseeable future. We are presently an exploration stage company engaged in the search for mineral reserves. We can provide no assurances that we will be able to discover any commercially exploitable levels of mineral resources on our property, or, even if such resources are discovered, that we will be able to enter into commercial production of our mineral property.

Expenses

We incurred the following expenses for each of the periods presented below:

	Accumulated		Period From
	from Inception	Year Ended	Inception to	Percentage
	to October 31,	October 31,	October	Increase /
	2005	2005	31,2004	(Decrease)
Donated Services	$8,750	$6,000	$2,750	118%
General and Administrative	8,478	7,919	559	1,317%
Mineral Property Costs	4,646	2,384	2,262	5%
Professional Fees	28,520	23,620	4,900	382%
Donated Rent	4,375	3,000	1,375	118%
Interest Income	(505)	(505)	--	100%
Total Expenses	$54,264	$42,418	$11,846	258%

The amounts recognized as donated services and donated rent represent the value of services and office space provided to us free of charge by our President. These amounts were recorded as expenses in order to report all costs of conducting our business.

We anticipate our operating expenses will increase significantly as we undertake our exploration program. The amounts that we incur on account of professional fees may also continue to increase. The majority of the amounts spent by us on professional fees are amounts paid in connection with our exploration program and in meeting our ongoing reporting obligations with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2005	At October 31, 2004	Increase / (Decrease)
Current Assets	$46,550	$73,261	(36.5)%
Current Liabilities	(11,735)	(4,332)	170.9%
Working Capital	$34,815	$68,929	(49.5)%

Cash Flows
	Year Ended	Period from Inception to
	October 31, 2005	October 31,2004
Cash Flows Used In Operating Activities	$(25,944)	$(2,821)
Cash Flows Provided By (Used In) Financing Activities	(82)	73,082
Effect of Exchange Rate Changes	(696)	3,000
Net Increase (Decrease) In Cash During Period	$(26,722)	$73,261

The decrease in our working capital at October 31, 2005 from October 31, 2004, and the increase in our cash used during the year ended October 31, 2005 is primarily a result of the increase in amounts spent on professional fees. The amount spent on professional fees during the year related primarily to the preparation and filing of our Registration Statement on Form SB-2 and the amendments thereto, and from the fact that we had no revenue or sources of financing during the year.

Our total expenditures over the next twelve months are anticipated to be approximately $40,000. Our cash on hand as of October 31, 2005, the date of our most recently available financial statements, was $46,539. We have sufficient cash on hand to pay the costs of Phase One of our proposed exploration program and to fund our operations for the next 12 months. However, we will require additional financing in order to proceed with any additional work beyond Phase One of our exploration program.

We anticipate that any additional funding will come from equity financing from the sale of our common stock or the sale of part of our interest in the Gold Bottom mineral claim. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration program beyond Phase One. In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete Phase Three of our exploration program. We have not undertaken any efforts to locate a joint venture partner for Phase Three. If we enter into a joint venture arrangement, we will assign a percentage of our interest in the Gold Bottom claim to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses for the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

-	our ability to raise additional funding;

-	the market price for gold;

-	the results of our proposed exploration programs on the mineral property; and

-	our ability to find joint venture partners for the development of our property interests.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their audit report included in our audited financial statements for the year ended October 31, 2005 that there currently exists substantial doubt about our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

The following accounting policies have been determined by management to be critical accounting policies:

Income Taxes

Potential benefits of income tax losses are not recognized by us until realization is more likely than not. We have adopted SFAS No. 109 “Accounting for Income Taxes” as of our inception. Pursuant to SFAS No. 109, the Company is required to compute tax asst benefits for net operating losses carried forward. Potential benefits of net operation losses have not been recognized in the financial statements attached to this Annual Report because we cannot be assured that it is more likely than not that we will utilize the net operating losses carried forward in future years.

Foreign Currency Translation

Our functional currency is the Canadian dollar. Our financial statements are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation.” Revenues and expenses are translated at the average exchange rate for the period. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income. At October 31, 2005, the indirect exchange rate used was $0.85 and the average for the year ended October 31, 2005 was $0.82.

RISKS AND UNCERTAINTIES

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The financial statements attached to this Annual Report have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to those financial statements, we were incorporated on May 18, 2004 and we do not have a history of earnings. As a result, our auditors have expressed a substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms.

Because of the speculative nature of mineral property exploration, there is substantial risk that no commercially viable gold deposits will be found and our business will fail.

Exploration for gold is a speculative venture involving substantial risk. We can provide investors with no assurance that the Gold Bottom Claim contains commercially viable gold or other mineral deposits. The exploration program that we will conduct on our claim may not result in the discovery of commercial viable mineral reserves. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration often result in unsuccessful exploration efforts.

If we do not obtain additional financing, we may not be able to complete our exploration program for the Gold Bottom Claim.

Our current operating funds are estimated to be sufficient to complete Phase One of our exploration program for the Gold Bottom Claim. However, we will need to obtain additional financing in order to proceed to Phase Two. In addition, there are no assurances that the actual cost of completing the first two phases of our exploration program will not exceed our estimates. If we decide to proceed to Phase Two of our exploration program, or if the actual costs of completing Phase One of our exploration program exceeds our estimates, we will be required to obtain additional financing. If we are unable to obtain additional financing if and when required, our business may fail.

Our failure to make required payments or expenditures could cause us to lose title to the mineral claims.

In order to retain title to the claims, in the Province of British Columbia, the recorded holder of a mineral claim shall perform, or have performed, exploration and development work on the claim to a value of $100 CDN (approximately $84 USD) a year per unit plus a $10 CDN (approximately $8 USD) recording fee per claim unit. Our 1,236 acre Gold Bottom mineral claim is equal to 20 claim units. A statement of work must be made on or before the anniversary date of the claim. The anniversary date for our claim is June 20, 2006. This means that for our 20 unit mineral claim we will need to spend $2,200 CDN (approximately $1,850 USD) on valid exploration work and recording fees on the Gold Bottom Claim in total to keep the claim in good standing with the Province of British Columbia. Alternately, we may make annual payments in lieu of work to the Province of British Columbia of the same amount. If we fail to make any of the required payments, we could lose title to the Gold Bottom Claim.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We were incorporated on May 18, 2004 and to date have been involved primarily in organizational activities, obtaining financing, purchasing our mineral claim and preliminary exploration work. To date, we have not earned any revenues and or achieved profitability. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks our business will likely fail and you will lose your entire investment in Triton.

Because we have only recently commenced business operations, we expect to incur substantial losses for the foreseeable future.

We have never earned any revenues and we have never been profitable. Prior to completing our exploration program for the Gold Bottom Claim, we will likely incur increased operating expenses without realizing any revenues. This could cause our business to fail.

If we do not find a joint venture partner for the continued development of our mineral claim, we may not be able to advance exploration work.

If the results of Phase One and Phase Two of our exploration program are successful, of which there are no assurances, we may try to enter a joint venture agreement with a partner for the further exploration and possible production of the Gold Bottom Claim. We would face competition from other junior mineral resource exploration companies who have properties that they deem to be attractive in terms of potential return and investment cost. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in the Gold Bottom Claim to the joint venture partner. If we are unable to enter into a joint venture agreement with a partner, we may fail and you may lose your entire investment in Triton.

Because our management has no experience in the mineral exploration business we may make mistakes and this could cause our business to fail.

Our President has no previous experience operating an exploration or mining company and because of this lack of experience he may make mistakes. Our management lacks the technical training and experience with exploring for, starting, or operating a mine. With no direct training or experience in these areas our management may not be fully aware of the many specific requirements related to working in this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our management's lack of experience in this industry.

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

Access to the Gold Bottom Claim is restricted to the period between June 1 and October 15 of each year due to snow in the area. As a result, any attempts to visit, test, or explore the property are largely limited to these few months of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can result in our inability to meet deadlines for exploration expenditures as defined by the Province of British Columbia. This could cause our business venture to fail and the loss of your entire investment in Triton unless we can meet deadlines.

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

Under British Columbia law, title to British Columbia mineral claim can only be held by individuals, British Columbia corporations or foreign corporations extra-provincially registered in British Columbia. Since we are a Nevada corporation and we are not extra-provincially registered in Canada, we are not legally allowed to hold claims in British Columbia. As such, our mineral claim is being held in trust for us by our President. If we confirm economically viable deposits of gold on our mineral claim we will incorporate a British Columbia subsidiary to hold title the mineral claim and our President will transfer the claim to the subsidiary. Until we can confirm viable gold deposits, our President will hold the claim in trust for us. However, there could be situations such as the death of our President that could prevent us from obtaining clear title to the mineral claim. If we are unable to obtain clear title to the mineral claim our business will likely fail.

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

ITEM 7.                FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Triton Resources, Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Triton Resources, Inc. (An Exploration Stage Company) as of October 31, 2005 and October 31, 2004 and the related statements of operations, cash flows and stockholders’ equity for the year ended October 31, 2005 and for the period from May 18, 2004 (Date of Inception) to October 31, 2004 and accumulated for the period from May 18, 2004 (Date of Inception) to October 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Triton Resources, Inc. (An Exploration Stage Company) as of October 31, 2005 and October 31, 2004, and the results of its operations and its cash flows for the year ended October 31, 2005 and for the period from May 18, 2004 (Date of Inception) to October 31, 2004 and accumulated for the period from May 18, 2004 (Date of Inception) to October 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues and has accumulated losses since inception and will need additional equity financing to begin realizing its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

January 10, 2006

Triton Resources, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

		October 31,
		2004
	October 31,	(Restated –
	2005	Note 7)
	$	$

ASSETS

Current Assets

Cash	46,539	73,261
Prepaid expenses	11	–

Total Assets	46,550	73,261

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	7,235	–
Accrued liabilities	4,500	4,250
Due to related parties (Note 3(b))	–	82

Total Liabilities	11,735	4,332

Contingencies and Commitments (Notes 1 and 4)

Stockholders’ Equity

Common Stock, 975,000,000 shares authorized, $0.001 par value
70,200,000 shares issued and outstanding (Note 5)	70,200	70,200

Additional Paid in Capital	2,800	2,800

Donated Capital (Note 3(a))	13,775	4,775

Accumulated Other Comprehensive Income (Note 7)	2,304	3,000

Deficit Accumulated During the Exploration Stage (Note 7)	(54,264)	(11,846)

Total Stockholders’ Equity	34,815	68,929

Total Liabilities and Stockholders’ Equity	46,550	73,261

(The Accompanying Notes are an Integral Part of These Financial Statements)

Triton Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	Accumulated
	From		From
	May 18, 2004	For the	May 18, 2004
	(Date of Inception)	Year Ended	(Date of Inception)
	to October 31,	October 31,	to October 31,
	2005	2005	2004
			(Restated –)Note 7)
	$	$	$

Revenue	–	–	–

Expenses

Donated services (Note 3(a))	8,750	6,000	2,750
General and administrative	8,478	7,919	559
Mineral property costs (Note 4)	4,646	2,384	2,262
Professional fees	28,520	23,620	4,900
Donated rent (Note 3(a))	4,375	3,000	1,375
Interest income	(505)	(505)	–

Total Expenses	54,264	42,418	11,846

Net Loss	(54,264)	(42,418)	(11,846)

Other Comprehensive Income (Loss)
Foreign currency translation	2,304	(696)	3,000

Comprehensive Loss	(51,960)	(43,114)	(8,846)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		70,200,000	49,270,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Triton Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Accumulated		From
	From		May 18, 2004
	May 18, 2004	For the	(Date of Inception)
	(Date of Inception)	Year Ended	to October 31,
	to October 31,	October 31,	2004
	2005	2005	(Restated – Note 7)
	$	$	$

Operating Activities

Net loss	(54,264)	(42,418)	(11,846)

Adjustments to reconcile net loss to cash
Donated rent and services	13,775	9,000	4,775

Change in operating assets and liabilities
(Increase) in prepaid expenses	(11)	(11)	–
Increase in accounts payable and accrued liabilities	11,735	7,485	4,250

Net Cash Used in Operating Activities	(28,765)	(25,944)	(2,821)

Financing Activities
Advances from (repayments to) related party	–	(82)	82
Proceeds from issuance of common stock	73,000	–	73,000

Net Cash Flows Provided by (Used in) Financing Activities	73,000	(82)	73,082

Effect of exchange rate changes on cash	2,304	(696)	3,000

Increase (Decrease) in Cash	46,539	(26,722)	73,261

Cash - Beginning of Period	–	73,261	–

Cash - End of Period	46,539	46,539	73,261

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Triton Resources, Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity
For the Period from May 18, 2004 (Date of Inception) to October 31, 2005
(Expressed in US dollars)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
			Paid-in	Donated	Comprehensive	Exploration
	Shares	Amount	Capital	Capital	Income	Stage	Total
					(Restated –
					Note 7)
	#	$	$	$	$	$	$

Balance – May 18, 2004 (Date of Inception)	–	–	–	–	–	–	–
Issuance of common shares for cash					–
at $.00008 per share	39,000,000	39,000	(36,000)	–	–	–	3,000
at $.0008 per share	16,250,000	16,250	(3,750)	–	–	–	12,500
at $.004 per share	14,950,000	14,950	42,550	–	–	–	57,500
Foreign currency translation adjustment	–	–	–	–	3,000	–	3,000

Donated rent and services	–	–	–	4,775	–	–	4,775

Net loss for the period	–	–	–	–	–	(11,846)	(11,846)

Balance – October 31, 2004	70,200,000	70,200	2,800	4,775	3,000	(11,846)	68,929
Foreign currency translation adjustment	–	–	–	–	(696)	–	(696)
Donated services and expenses	–	–	–	9,000	–	–	9,000

Net loss for the period	–	–	–	–		(42,418)	(42,418)

Balance – October 31, 2005	70,200,000	70,200	2,800	13,775	2,304	(54,264)	34,815

(The Accompanying Notes are an Integral Part of These Financial Statements)

Triton Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2005

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2005, the Company has not generated revenues and has accumulated losses of $54,264 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective April 25, 2005 to register 31,200,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders. The Company is currently trading on the United States Over-the-Counter Bulletin Board (OTC BB) under the symbol “TRCS”.

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
October 31, 2005

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

Financial instruments, which include cash, prepaid expenses, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

The Company’s functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Revenues and expenses are translated at the average exchange rate for the period. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income. At October 31, 2005, the indirect exchange rate used was $0.85 and the average for the year ended October 31, 2005 was $0.82.

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
October 31, 2005

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

3.	Related Party Balances/Transactions

a)

During the year ended October 31, 2005, the Company recognized a total of $6,000 (2004 - $2,750) for donated services at $500 per month and $3,000 (2004 -$1,375) for donated rent at $250 per month provided by the President of the Company. During the year ended October 31, 2004, the President of the Company also contributed organizational and legal costs of $650 on behalf of the Company.

b)

During the year ended October 31, 2004, the President of the Company provided a cash advance of $82 for working capital purposes. The advance was unsecured, non-interest bearing and had no specific terms of repayment. During the year ended October 31, 2005, the Company repaid the $82 owing to the President of the Company.

	c)	During the year ended October 31, 2004, the Company entered into a trust agreement with the President of the Company. Refer to Note 4.

4.	Mineral Properties

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

Triton Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2005

5.	Common Stock

On September 30, 2005, the Company increased the number of authorized shares of common stock from 75,000,000 shares to 975,000,000 shares and correspondingly increased the number of issued and outstanding shares on a thirteen for one (13:1) basis. All share amounts have been retroactively adjusted for all periods presented.

6.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses carried forward totalling $40,489 for tax purposes which expire starting in 2024. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the periods ending October 31, 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $11,400 and 2,400, respectively.

The components of the net deferred tax asset at October 31, 2005 and 2004, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	2005	2004
	$	$

Net Operating Loss	40,489	7,071

Statutory Tax Rate	34%	34%

Effective Tax Rate	–	–

Deferred Tax Asset	13,800	2,400

Valuation Allowance	(13,800)	(2,400)

Net Deferred Tax Asset	–	–

7.	Restatement

The Company has restated its financial statements as of and for the period ending October 31, 2004. The restatement reflected the change in the accounting for the functional currency of the Company from the US dollar to the Canadian dollar.

The effect of the restatement is as follows:

Balance Sheet:

	October 31,		October 31,
	2004	Adjustment	2004
	(As Originally
	Reported)		(Restated)
	(audited)		(audited)
Accumulated Other Comprehensive Income	$–	$3,000	$3,000

Statement of Operations:
	From May 18, 2004		From May 18, 2004
	(Date of Inception)		(Date of Inception)
	to October 31,		to October 31,
	2004	Adjustment	2004
	(As Originally
	Reported)		(Restated)
	(audited)		(audited)
Net Loss for the Period	$(8,846)	$(3,000)	$(11,846)

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.              CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer have determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.              OTHER INFORMATION.

None.

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the name of our sole officer and director, his present positions with our company, and his biographical information.

Name and Address of Director	Age	Position

Perry Augustson	57	Chief Executive Officer, Chief Financial Officer,
7363 146 A St.		President, Secretary, Treasurer and Director
Surrey, British Columbia, Canada V3S 8Y8

Perry Augustson has acted as our sole director and sole executive officer since our inception on May 18, 2004. From March 1964 to March 1999, Mr. Augustson was employed by Canada Safeway Ltd. Canada Safeway Ltd. is a retail supermarket chain in western Canada. Mr. Augustson held various positions during his 35 years at Canada Safeway Ltd., beginning as a entry level employee and progressing to a district manager from 1989 to 1999. Mr. Augustson left retirement to become our sole director and executive officer and he dedicates approximately 20 hours per week to our business.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not maintain a separately-designated standing audit committee. As a result, our sole director acts as our audit committee. Our sole director does not meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our Board of Directors at this time is prohibitive.

We presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

TERMS OF OFFICE

Our directors are appointed to hold office until his or her successor is elected and qualified or until removed from office in accordance with our by-laws. Our officers are appointed by our Board of Directors and hold office until removed by our Board of Directors.

CODE OF ETHICS

We have adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this Annual Report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

OTHER SIGNIFICANT EMPLOYEES AND CONSULTANTS

We do not have any other significant employees or consultants.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, there were no Reporting Persons who failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.               EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us since inception on May 18, 2004.

		Annual Compensation				Long Term Compensation
					Other
					Annual	Restricted		LTIP	All Other
		Year			Compen-	Stock	Options/	payouts	Compen-
Name	Title	Ended	Salary	Bonus	sation	Awarded	SARs (#)	($)	sation

Perry	Chief Executive	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Augustson	Officer, Chief	2004	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	Financial Officer,
	President, Secretary,
	Treasurer & Director

Although we did not pay and compensation to Mr. Augustson during the past two fiscal years, we did record as expenses the fair market value of the services provided to us by Mr. Augustson free of charge. These amounts were recorded as expenses in order to report all the costs of conducting our business.

Except as described above, no other compensation has been paid to, awarded to, or earned by any of our executive officers or directors from our inception.

Employment Contracts

We do not currently have any employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

Stock Option Grants

We did not grant any stock options to the executive officers or directors during our most recently completed fiscal year ended October 31, 2005, and we have not granted any stock options since our inception.

Compensation Arrangements

We do not pay to our directors or officers any salaries or consulting fees. We anticipate that compensation may be paid to our officers in the future. Pursuant to SAB topic 1:B(1) and the last paragraph of SAB 5:T, we are required to report all costs of conducting our business. Accordingly, we record the fair value of contributed executive services provided to us at no cost as compensation expense, with a corresponding increase to additional paid-in capital, in the year which the services are provided.

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 20, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our officers and directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)(5)
DIRECTORS AND OFFICERS
Common Stock	Perry Augustson 7363 146 A St. Surrey, British Columbia, Canada V3S 8Y8	39,000,000 Direct	55.6%
Common Stock	All Officers and Directors as a Group (1 person)	39,000,000	55.6%
5% STOCKHOLDERS
Common Stock	Perry Augustson 7363 146 A St. Surrey, British Columbia, Canada V3S 8Y8	39,000,000 Direct	55.6%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Annual Report. As of January 20, 2006, we had 70,200,000 shares of common stock issued and outstanding.

Security Ownership of Management

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

EQUITY COMPENSATION PLAN INFORMATION AS AT OCTOBER 31, 2005
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	Nil	N/A	N/A
Total	Nil	N/A	N/A

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as disclosed below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Any of our promoters; and
•	Any relative or spouse of any of the foregoing persons who has the same house as such person.

On June 14, 2004 our sole Director and Officer, Perry Augustson acquired 3,000,000 (39,000,000 post-split) shares of our common stock at a price of $0.001 per share for total proceeds of $3,000. Mr. Augustson is our sole director and our president, secretary, treasurer and chief executive officer. These shares were issued pursuant to Section 4(2) of the Securities Act.

ITEM 13.               EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

10.1	Property Agreement dated effective July 5, 2004 between Decoors Mining Corp. and Triton Resources, Inc.(1)

10.2	Trust Agreement dated July 5, 2004 between Triton Resources, Inc. and Perry Augustson.(1)

10.3	Declaration of Trust by Perry Augustson dated January 1, 2006.

14.1	Code of Ethics.

Exhibit
Number	Description of Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

	Year Ended October 31, 2005	Year Ended October 31, 2004
Audit Fees	$7,500	Nil
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$7,500	Nil

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRITON RESOURCES, INC.

Date:	January 27, 2006	By:	/s/ Perry Augustson
PERRY AUGUSTSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer
and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 27, 2006	By:	/s/ Perry Augustson
PERRY AUGUSTSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer
and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)