Form 10QSB
period 2006-01-31
Triton Resources, Inc.
filed 2006-03-22
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2006

[  ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-51261

TRITON RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	20-1147435
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

7363 – 146A Street
Surrey, British Columbia, Canada V3S 8Y8
(Address of principal executive offices)

(604) 599-8799
Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 10, 2006, the Issuer had 70,200,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TRITON RESOURCES, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

January 31, 2006

(Stated in US Dollars)

(Unaudited)

TRITON RESOURCES, INC.
(An Exploration Stage Company)
INTERIM BALANCE SHEETS
January 31, 2006 and October 31, 2005
(Stated in US Dollars)
(Unaudited)

	January 31,	October 31,
	2006	2005

ASSETS

Current
Cash	$39,527	$46,539
Prepaid expenses	11	11

Total Assets	$39,538	$46,550

LIABILITIES

Current
Accounts payable and accrued liabilities	$18,128	$11,735

STOCKHOLDERS’ EQUITY

Common stock
Authorized:
975,000,000 shares authorized - $0.001 par value
70,200,000 (2005: 70,200,000) shares outstanding:	70,200	70,200
Additional paid-in capital	18,825	16,575
Accumulated other comprehensive income	2,317	2,304
Deficit accumulated during the exploration stage	(69,932)	(54,264)

Total Stockholders’ Equity	21,410	34,815

Total Liabilities and Stockholders’ Equity	$39,538	$46,550

SEE ACCOMPANYING NOTES

TRITON RESOURCES, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
for the three months ended January 31, 2006 and 2005 and
for the period May 18, 2004 (Date of Inception) to January 31, 2006
(Stated in US Dollars)
(Unaudited)

			May 18, 2004
			(Date of
	Three months ended		Inception) to
	January 31,		January 31,
	2006	2005	2006

Revenue	$-	$-	$-

Expenses
Accounting and audit	4,378	2,250	20,278
Bank charges	51	59	247
Consulting – Note 4	1,500	1,500	10,250
Legal fees	7,435	3,000	20,055
Mineral property costs – Note 3	-	637	4,646
Office and miscellaneous	1,604	-	3,527
Rent – Note 4	750	750	5,125
Transfer agent and filing fees	(50)	470	6,309

Net loss for the period before other items	(15,668)	(8,666)	(70,437)

Other items
Interest income	-	185	505

Net loss for the period	(15,668)	(8,481)	(69,932)

Other comprehensive income (loss)
Foreign currency translation adjustment	13	(730)	2,317

Comprehensive loss	$(15,655)	$(9,211)	$(67,615)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	70,200,000	70,200,000

SEE ACCOMPANYING NOTES

TRITON RESOURCES, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
for the three months ended January 31, 2006 and 2005 and
for the period May 18, 2004 (Date of Inception to January 31, 2006)
(Stated in US Dollars)
(Unaudited)

			May 18, 2004
			(Date of
	Three months ended		Inception) to
	January 31,		January 31,
	2006	2005	2006

Operating Activities
Net loss for the period	$(15,668)	$(8,481)	$(69,932)
Items not affecting cash
Consulting fees	1,500	1,500	10,250
Rent	750	750	5,125
Legal fees	-	-	650
Change in non-cash working capital items:
Prepaid expenses	-	(11)	(11)
Accounts payable and accrued liabilities	6,393	(2,000)	18,128

Net cash used in operating activities	(7,025)	(8,242)	(35,790)

Financing Activities
Advances from (repayments to) related party	-	(82)	-
Proceeds from issuance of common stock	-	-	73,000

Net cash provided by (used in) financing
Activities	-	(82)	73,000

Effect of exchange rate changes on cash	13	(730)	2,317

Increase (decrease) in cash	(7,012)	(9,054)	39,527

Cash, beginning of the period	46,539	73,261	-

Cash, end of the period	$39,527	$64,207	$39,527

SEE ACCOMPANYING NOTES

TRITON RESOURCES, INC.
(An Exploration Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 18, 2004 (Date of Inception) to January 31, 2006
(Stated in US Dollars)
(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	*Common Shares		Paid-in	Comprehensive	Exploration
	Number	Par Value	Capital	Income	Stage	Total

Balance, May 18, 2004
(Date of Inception)	-	$-	$-	$-	$-	$-

Issuance of common
shares for cash
-at $0.00008	39,000,000	39,000	(36,000)	-	-	3,000
- at $0.0008	16,250,000	16,250	(3,750)	-	-	12,500
- at $0.004	14,950,000	14,950	42,550	-	-	57,500

Foreign currency
translation adjustment	-	-	-	3,000	-	3,000

Donated services and
expenses	-	-	4,775	-	-	4,775

Net loss for the period	-	-	-	-	(11,846)	(11,846)

Balance, October 31, 2004	70,200,00	70,200	7,575	3,000	(11,846)	68,929

Foreign currency
translation adjustment	-	-	-	(696)	-	(696)

Donated services and
expenses	-	-	9,000	-	-	9,000

Net loss for the period	-	-	-	-	(42,418)	(42,418)

Balance, October 31, 2005	70,200,000	70,200	16,575	2,304	(54,264)	34,815

Foreign currency
translation adjustment	-	-	-	13	-	13

Donated services and
expenses	-	-	2,250	-	-	2,250

Net loss for the period	-	-	-	-	(15,668)	(15,668)

Balance, January 31, 2006	70,200,000	$70,200	$18,825	$2,317	$(69,932)	$21,410

* On September 16, 2005, the Company’s shares were forward split on a 13 new for 1 old basis. The number of shares issued, par value and additional paid-in capital prior to this date have been restated to reflect this forward split.

SEE ACCOMPANYING NOTES

TRITON RESOURCES, INC.
(An Exploration Stage Company)
INTERIM NOTES TO THE FINANCIAL STATEMENTS
January 31, 2006
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s October 31, 2005 audited financial statements. Operating results from the period ended January 31, 2006 are not necessarily indicative of the results that can be expected for the year ending October 31, 2006.

Note 2	Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $69,932 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Mineral Property

Gold Bottom Mining Claim

By a mineral property staking and sales agreement dated July 5, 2004, the Company acquired a 100% undivided right, title and interest in and to the Gold Bottom Mining Claim located in the Atlin Mining Division in the province of British Columbia, Canada by the payment of $2,262 (CDN$ 3,000).

Triton Resources, Inc.
(An Exploration Stage Company)
Interim Notes to the Financial Statements
January 31, 2006
(Stated in US Dollars)
(Unaudited) – Page 2

Note 4	Related Party Transactions

During the three months ended January 31, 2006 and 2005, a director of the Company contributed the following:

			May 18, 2004
	Three months		(Date of
	Ended		Inception) to
	January 31,		January 31,
	2006	2005	2006

Consulting fees	$1,500	$1,500	$10,250
Legal fees	-	-	650
Rent	750	750	5,125

	$2,250	$2,250	$16,025

These contributions were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Note 5	Comparative Figures

Certain of the comparative figures for the three months ended January 31, 2005 and for the period May 18, 2004 (Date of Inception) to January 31, 2006 have been reclassified to conform with the current year’s presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Triton” mean Triton Resources, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Introduction

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

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operation for the three months ended January 31, 2006 and changes in our financial condition from January 31, 2006. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended October 31, 2005.

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

2.

As recommended by our consulting geologist, we plan to complete the first phase of our three phase exploration program. Phase One of our exploration program is expected to cost approximately $25,000 CDN (approximately $21,950 USD) and we have expended $2,000 CDN (approximately $1,756 USD) on the cost of Phase One to date. We commenced Phase One of our exploration program in June, 2005. However, due to delays in obtaining contractors to perform the necessary work, we have been forced to delay Phase One. Due to the limited access caused by seasonal weather conditions, we do not expect to be able to continue Phase One until June, 2006.

3.

Based on any preliminary results of the Phase One exploration program, we may stake additional claims around the Gold Bottom Claim. Our consulting geologist indicated that we should be prepared to stake as many as 100 additional claim units if they are available for staking, in which case we plan to spend $4,000 CDN (approximately $3,512 USD) for this staking activity.

4.

If we are able to identify favorable rock formations and structures with elevated metal values following the completion of Phase One, of which there are no assurances, we plan to conduct our Phase Two program. During Phase Two, our geologist would conduct hand drilling at various locations around the Gold Bottom Claim in an effort to confirm metal values. Our consulting geologist has indicated that we should budget approximately $25,000 CDN (approximately $21,950 USD) for our Phase Two program.

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

Our total expenditures over the next twelve months are anticipated to be approximately $40,000. Our cash on hand as of January 31, 2006 is $39,527. We have sufficient cash on hand to pay the costs of Phase One of our proposed exploration program; however, we will require additional financing in order to meet the expected costs of operating our business over the next twelve months and to proceed with any additional work beyond Phase One of our exploration program. Currently, we do not have any financing arrangements in place and there is no assurance that we will be able to obtain sufficient financing in order to complete any work beyond Phase I of our plan of operation.

During the next twelve months, we do not anticipate generating any revenue. We anticipate that any additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in the Gold Bottom mineral claim. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund Phase Two or Phase Three of our exploration program. In the absence of such financing, our business will fail.

If we proceed to Phase Three, of which there is no assurance, we may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete our Phase Three exploration program. We have not undertaken any efforts to locate a joint venture partner for Phase Three. If we enter into a joint venture arrangement, we will assign a percentage of our interest in the Gold Bottom claim to the joint venture partner.

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

Due to our lack of operating history and present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended October 31, 2005 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Summary of Year-End Results

	Three Months Ended January 31, 2006	Three Months Ended January 31, 2005	Percentage Increase / (Decrease)
Revenue	$ --	$ --	n/a
Expenses	(15,668)	(8,666)	80.8%
Interest Income	-	185	(100.0)%
Net Loss	$(15,668)	$(8,481)	84.7%

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

Expenses

We incurred the following expenses for each of the periods presented below:

	Three Months Ended January 31, 2006	Three Months Ended January 31, 2005	Percentage Increase / (Decrease)
Accounting and audit	$4,378	$2,250	94.6%
Bank charges	51	59	(13.6)%
Consulting	1,500	1,500	0%
Legal	7,435	3,000	147.8%
Mineral property costs	-	637	(100.0)%
Office and miscellaneous	1,604	--	100.0%
Rent	750	750	0%
Transfer agent and filing fees	(50)	470	(110.6)%
Total Expenses	$15,668	$8,666	80.8%

The increases in expenses are primarily a result of the increase in professional fees associated with preparing and filing our quarterly and annual reports under the Securities Exchange Act of 1934. The majority of the amounts spent by us on accounting and legal fees are amounts paid in connection with meeting our ongoing reporting obligations with the SEC.

We anticipate our operating expenses will increase significantly as we undertake our exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At January 31, 2006	At October 31, 2005	Percentage Increase / (Decrease)
Current Assets	$39,538	$46,550	(15.1)%
Current Liabilities	(18,128)	(11,735)	54.5%
Working Capital (Deficit)	$21,410	$34,815	(38.5)%

Cash Flows

	Three Months Ended January 31, 2006	Three Months Ended January 31, 2005
Cash Flows used in Operating Activities	$(7,025)	$(8,242)
Cash Flows from (used in) Financing Activities	-	(82)
Effect of Exchange Rate Changes	13	(730)
Net Increase (decrease) in Cash During Period	$(7,012)	$(9,054)

The decreases in our working capital at January 31, 2006 from our year ended October 31, 2005, and the increase in our cash used during the period ended on January 31, 2006, from the comparable periods of the preceding fiscal years are primarily a result of the increase in professional fees associated with preparing and filing our quarterly and annual reports under the Securities Exchange Act of 1934, and from the fact that we had no revenue or sources of financing during the period ended January 31, 2006.

As of January 31, 2006, we had cash on hand of $39,527. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended October 31, 2005, that there is substantial doubt that we will be able to continue as a going concern.

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

The following accounting policies have been determined by management to be critical accounting policies:

Income Taxes

Potential benefits of income tax losses are not recognized by us until realization is more likely than not. We have adopted SFAS No. 109 “Accounting for Income Taxes” as of our inception. Pursuant to SFAS No. 109, the Company is required to compute tax asst benefits for net operating losses carried forward. Potential benefits of net operation losses have not been recognized in the financial statements attached to this Quarterly Report because we cannot be assured that it is more likely than not that we will utilize the net operating losses carried forward in future years.

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

The financial statements attached to this Quarterly Report have been prepared assuming that we will continue as a going concern. As discussed in Note 2 to those financial statements, since our incorporation on May 18, 2004, we have no history of earnings. As a result, our auditors have expressed a substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms.

Because of the speculative nature of mineral property exploration, there is substantial risk that no commercially viable gold deposits will be found and our business will fail.

Exploration for gold is a speculative venture involving substantial risk. We can provide investors with no assurance that the Gold Bottom Claim contains commercially viable gold or other mineral deposits. The exploration program that we will conduct on our claim may not result in the discovery of commercially viable mineral reserves. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration often result in unsuccessful exploration efforts.

If we do not obtain additional financing, we may not be able to complete our exploration program for the Gold Bottom Claim.

Our current operating funds are estimated to be sufficient to complete Phase One of our exploration program for the Gold Bottom Claim. However, we will need to obtain additional financing in order to proceed to Phase Two. In addition, there are no assurances that the actual cost of completing the first two phases of our exploration program will not exceed our estimates. If we decide to proceed to Phase Two of our exploration program, or if the actual costs of completing Phase One of our exploration program exceed our estimates, we will be required to obtain additional financing. If we are unable to obtain additional financing if and when required, our business may fail.

Our failure to make required payments or expenditures could cause us to lose title to the mineral claims.

In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee is $4.00 CDN per hectare (approximately $3.51 US per hectare) in the first three years and $8.00 CDN per hectare (approximately $7.02 US per hectare) in subsequent years plus a $0.40 CDN per hectare (approximately $0.35 US per hectare) recording fee annually. The mineral claim consists of 664.28 hectares. As such, the minimum exploration expenditures and/or filing fee required to maintain the Gold Bottom Claim in good standing is anticipated to be $2,923 CDN (approximately $2,566 US) annually for the years 2006, 2007 and 2008 and $5,580 CDN (approximately $4,899 US) annually thereafter. The claim is in good standing until June 20, 2006. If we fail to incur the minimum exploration expenditures or make any of the required payments in lieu thereof, we could lose title to the Gold Bottom Claim.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We were incorporated on May 18, 2004 and to date have been involved primarily in organizational activities, obtaining financing, purchasing our mineral claim and preliminary exploration work. To date, we have not earned any revenues and or achieved profitability. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment in Triton.

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

We hold a significant portion of our cash reserves in United States dollars. Due to foreign exchange rate fluctuations, the value of these United States dollar reserves can result in both translation gains and losses in Canadian dollar terms. If there were to be a significant decline in the United States dollar versus the Canadian Dollar our Canadian dollar purchasing power would also significantly decline. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Such foreign exchange declines could cause us to experience increased exploration expenses.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Property Agreement dated effective July 5, 2004 between Decoors Mining Corp. and Triton Resources, Inc.(1)
10.2	Trust Agreement dated July 5, 2004 between Triton Resources, Inc. and Perry Augustson.(1)
10.3	Declaration of Trust by Perry Augustson dated January 1, 2006.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.
(2)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2006.

REPORTS ON FORM 8-K

We filed the following reports on Form 8-K during and since our most recently completed fiscal quarter ended January 31, 2006:

Date of SEC filing of Form 8-K	Description of the Form 8-K
March 3, 2006	Disclosure of change in registrant’s certifying accountants

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRITON RESOURCES, INC.

Date:	March 21, 2006	By:	/s/ Perry Augustson
PERRY AUGUSTSON
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)