Form 10QSB
period 2006-04-30
Triton Resources, Inc.
filed 2006-06-09
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2006

[           ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-51261

TRITON RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	20-1147435
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

#205 – 1480 Gulf Road
Point Roberts, WA 98281
(Address of principal executive offices)

(360) 927-7354
Issuer's telephone number

7363 – 146A Street
Surrey, British Columbia, Canada V3S 8Y8
Tel: (604) 599-8799
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [ x ] No [           ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 6, 2006, the Issuer had 103,200,000 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

PART I - FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS.

TRITON RESOURCES, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

April 30, 2006
(Unaudited)

TRITON RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

April 30,
2006

ASSETS

Current Assets
Cash and cash equivalents	$38,501
Other receivables	5,217
Prepaid expenses	25,035
Deferred tax asset, less valuation allowance of $46,240	-
Total Current Assets	68,753

Equipment (Note 4)	26,980
Patents (Note 4)	30,431

Total Assets	$126,164

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$79,075
Loans Payable (Note 5)	107,337
Total Current Liabilities	186,412

Commitments (Note 9)

Stockholders’ Deficit
Common stock (Note 7)
Authorized
975,000,000 common shares, par value $0.001
Issued and outstanding
103,200,000	103,200
Additional paid-in capital	-
Accumulated other comprehensive income:
Foreign currency cumulative translation adjustment	(4,380)
Deficit accumulated during the development stage	(159,068)

Total Stockholders’ Deficit	(60,248)

Total Liabilities and Stockholders’ Deficit	$126,164

The accompanying notes are an integral part of these consolidated financial statements.

TRITON RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Six	Three
	From Inception	Months	Months	From Inception
	(April 14, 2005)	Ended	Ended	(April 14, 2005)
	to April 30,	April 30,	April 30,	to April 30,
	2006	2006	2006	2005

EXPENSES

Professional and management fees	$109,808	$64,317	$36,044	$418
Other operating expenses	26,921	20,664	17,689	67
Foreign currency (gain) loss	44	44	(7)	-

LOSS BEFORE INCOME TAXES	136,773	85,025	53,726	485

Provision for income taxes	-	-	-	-

NET LOSS	136,773	85,025	53,726	485

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	4,380	2,730	2,343	105

COMPREHENSIVE LOSS	$141,153	$87,755	$56,069	$590

BASIC AND DILUTED NET LOSS PER SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		72,387,845	74,649,438

The accompanying notes are an integral part of these consolidated financial statements.

TRITON RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Six
	From Inception	Months	From Inception
	(April 14, 2005)	Ended	(April 14, 2005)
	April 30,	April 30,	to April 30,
	2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(136,773)	$(85,025)	$(485)
Adjustments to reconcile net income to cash used in development stage activities:
Amortization	637	315	-
Change in operating assets and liabilities
Decrease (increase) in other receivables	7,086	9,439	(130)
Increase in prepaid expenses	(23,931)	(23,931)	-
Increase in accounts payable and accrued liabilities	48,305	7,332	484

Net cash used in operating activities	(104,676)	(91,870)	(131)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of capital assets	(27,614)	(2,317)	-
Acquisition of patents	(30,431)	(1,119)	-

Net cash used in investing activities	(58,045)	(3,436)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash acquired from Triton Resources, Inc.	18,538	18,538	-
Issuance of capital stock for cash	19,365	-	19,365
Shareholder contributions	78,224	5,277	-
Return of capital to shareholder	(17,173)	(17,173)	-
Proceeds from loan receivable	-	12,060	-
Proceeds from loans payable	102,602	102,602	-

Net cash provided by financing activities	201,556	121,304	19,365

Provision for income taxes	-	-	-

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH AND CASH EQUIVALENTS DURING THE PERIOD	(334)	1,316	(5)

NET INCREASE IN CASH	38,501	27,314	19,229

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	11,187	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,501	$38,501	$19,229

The accompanying notes are an integral part of these consolidated financial statements.

TRITON RESOURCES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2006
(Unaudited)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Triton Resources, Inc. (the “Company”) was incorporated on May 18, 2004, under the Laws of the State of Nevada and was in the business of exploring mineral properties. Effective April 19, 2006, the Company acquired 100% of the issued and outstanding shares of Skyflyer Technology GmbH (“Skyflyer Technology”), a company engaged in the development and commercialization of a one person, recreation flying device. The Company has abandoned its mineral exploration business in order to focus its resources on the development of Skyflyer Technology’s proprietary technology. The Company is considered to be a development stage company, as it has not generated revenues from operations.

Effective April 19, 2006, the Company acquired 100% of the issued and outstanding shares of Skyflyer Technology from Inventa Holding GmbH (“Inventa”) in exchange for an aggregate of 33,000,000 shares of the Company’s common stock. In addition, Perry Augustson transferred 39,000,000 shares of the Company’s common stock already issued and outstanding prior to the transaction to Inventa in exchange for $9,000. Completion of the acquisition resulted in the former sole shareholder of Skyflyer Technology holding the majority of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a recapitalization of Skyflyer Technology.

The unaudited consolidated statements of operations and cash flows of the Company prior to April 19, 2006 are those of Skyflyer Technology. The Company’s date of incorporation is considered to be April 14, 2005, the date of inception of Skyflyer Technology.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at April 30, 2006 and for all periods presented, have been included. Interim results for the period ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

2.	GOING CONCERN

These consolidated financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the sale of common stock and loans received. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms to the Company.

TRITON RESOURCES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2006
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America and are stated in US dollars. The significant accounting policies adopted by the Company are as follows:

	(a)	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

	(b)	Foreign currency translation

The functional currency of the Company is the United States dollar. The Company’s subsidiary, Skyflyer Technology, uses the Euro as its functional currency. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains and losses arising on translation of foreign currency items are included in the statement of operations.

The Company follows the current rate method of translation with respect to its foreign subsidiary. Accordingly, assets and liabilities are translated into U.S. dollars at the period-end exchange rates while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

	(c)	Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

	(d)	Prepaid expenses

Prepaid expenses consist primarily of prepaid vehicle insurance and lease payments.

	(e)	Other receivables

Other receivables consist primarily of Value Added Tax in Germany.

TRITON RESOURCES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2006
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(f)	Equipment

Equipment is recorded at cost and consists of aircraft, computer equipment and a motorcycle. Depreciation is calculated using the straight-line method over the useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized. Computer equipment is amortized over the estimated useful life of three years. No depreciation for the aircraft or motorcycle is provided for as construction has not yet been completed.

	(g)	Patents

Patents and patent applications are recorded at cost. Depreciation is calculated using the straight-line method over the useful lives of the assets. No depreciation is provided for as the patents have not yet been awarded.

	(h)	Accounting for the impairment of long-lived assets and long-lived assets to be disposed of

The Company reviews all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

	(i)	Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

	(j)	Fair value of financial instruments

The Company's financial instruments consist of cash and cash equivalents, other receivables, accounts payable and accrued liabilities and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

TRITON RESOURCES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2006
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(k)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of April 30, 2006 and 2005, there were no potentially dilutive securities outstanding.

	(l)	Comprehensive income (loss)

The Company has adopted SFAS 130, “Reporting of Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes foreign currency translation adjustments.

	(m)	Development stage

The Company is a development stage company as defined in SFAS 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not yet commenced.

	(n)	Recent accounting pronouncements

On December 16, 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For non-public entities, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 15, 2005.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non- monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non- monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision of this Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and should be applied prospectively.

TRITON RESOURCES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2006
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(n) Recent accounting pronouncements (continued)

In June 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion 20 and FASB Statement 3. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period- specific effects or the cumulative effect of the change. The statement is effective for fiscal years beginning after December 15, 2005.

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statements.

4.	EQUIPMENT AND PATENTS

Equipment

April 30,
2006

Construction in progress -Aircraft	$19,859
Construction in progress -Motorcycle	5,858
25,717

Computer equipment	1,897
Accumulated depreciation	(634)
1,263

Net book value	$26,980

During the period ended April 30, 2006, the Company did not amortize its aircraft or motorcycle equipment as construction has not yet been completed. The net carrying amount of aircraft and motorcycle not being amortized was $25,717 as of April 30, 2006.

TRITON RESOURCES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2006
(Unaudited)

4.	EQUIPMENT AND PATENTS (continued) Patents

April 30,
2006

Patents	$30,431
Accumulated depreciation	-

Net book value	$30,431

During the period ended April 30, 2006, the Company did not amortize its patents as the patents have not yet been awarded. The net carrying amount of patents not being amortized was $30,431 as of April 30, 2006.

In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. Management's estimates of revenues, operating expenses, and operating capital are subject to certain risks and uncertainties which may affect the recoverability of the Company's investments in its assets. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur which could adversely affect management's estimate of the net cash flow expected to be generated from its operations.

5.	LOANS PAYABLE

During the three months ended January 31, 2006, a loan was granted from a company for Euro 25,000 (US - $31,570). The loan is non-interest bearing and has no specific terms for repayment.

A loan was granted from a company for Euro 60,000 (US -$75,757). The loan is non-interest bearing and has no specific terms for repayment.

6.	RELATED PARTY TRANSACTIONS

At April 30, 2006, included in other receivables is Euro 1,378 (US -$1,740) owed from a company with common directors of Skyflyer Technology for the use of a vehicle. Vehicle costs reimbursed for the six months ended April 30, 2006 totaled Euro 3,602 (US -$4,318) and are included in operating costs on the statement of operations.

TRITON RESOURCES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2006
(Unaudited)

6.	RELATED PARTY TRANSACTIONS (continued)

At April 30, 2006, included in accounts payable is $6,000 owed to an officer of the Company for management fees and personal travel expenses.

On December 16, 2005, a loan was granted from a company with common directors of Skyflyer Technology for Euro 20,000 (US -$25,256). On February 1, 2006, a loan for Euro 30,000 (US -$37,884) was granted from the same company. The loans bear interest at 5% per annum and are due June 16, 2005 and August 1, 2006 respectively. The loans were repaid during the three months ended April 30, 2006. Interest expense paid to the company for the six and three months ended April 30, 2006 totaled Euro 672 (US -$934) and Euro 542 (US -$649) respectively.

During the three months ended January 31, 2006, the former shareholder of Skyflyer Technology contributed Euro 4,500 (US -$5,277) which has been recorded as additional paid-in capital.

Consulting fees paid to an officer of the Company for the six and three months ended April 30, 2006 totaled $1,000 and $1,000 respectively. Management fees paid to officers and directors of Skyflyer Technology for the six and three months ended April 30, 2006 totaled Euro 23,300 (US -$27,869) and Euro 13,980 (US - $16,759) respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

7.	COMMON STOCK

The Company’s articles of incorporation allow it to issue up to 975,000,000 shares of common stock, par value $0.001. Effective September 30, 2005, the Company effected a stock split of its common stock by issuing thirteen new shares for every one old share. Except as otherwise stated to the contrary in these financial statements, all references to shares and prices per shares have been adjusted to give retroactive effect to the stock split.

On April 14, 2005, the Company issued 70,200,000 shares of common stock for total proceeds of Euro 25,000 (US -$32,275).

On April 19, 2006, the Company acquired all the issued and outstanding stock of Skyflyer Technology, which was accounted for as a recapitalization of the Company (Note 1) in exchange for 33,000,000 shares of common stock. The issued number of shares of common stock is that of the Company with adjustments made for differences in par value between the Company and Skyflyer Technology.

8.	SEGMENT INFORMATION

The Company’s operations following the acquisition of Skyflyer Technology were conducted in one reportable segment, being the development and commercialization of a one person, recreation flying device in Germany.

TRITON RESOURCES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2006
(Unaudited)

9.	COMMITMENTS

On April 17, 2006, the Skyflyer Technology entered into a technology transfer agreement with a director and officer of Skyflyer Technology to formally acquire patents in consideration for the payments by Skyflyer Technology for the patents and patents pending applications and an additional payment of 10 Euro (US $12). Skyflyer Technology agreed not to sell, assign or otherwise transfer title of the technology to any third party without the written consent of the inventor, provided that such consent shall not be unreasonably withheld.

On February 8, 2006, Skyflyer Technology entered into a vehicle lease agreement that expires on February 9, 2009. The vehicle lease agreement required an initial payment of Euro 20,000 (US -$25,256) plus taxes and requires monthly lease payments of Euro 761 (US -$961) plus taxes. The initial payment is being expensed to the statement of operations over the term of the lease.

ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Triton” mean Triton Resources, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Introduction

We were incorporated on March 18, 2004 under the laws of the State of Nevada. On September 30, 2005, we completed a 13-for-1 split of our common stock. As a result of the stock split, our authorized capital was increased from 75,000,000 shares of common stock, with a par value of $0.001 per share, of which there were 5,400,000 shares issued and outstanding, to 975,000,000 shares of common stock, with a part value of $0.001 per share, of which there were 70,200,000 shares issued and outstanding.

Effective April 19, 2006, we completed the acquisition of a 100% ownership interest in Skyflyer Technology GmbH (“Skyflyer”). In exchange for all of the shares of Skyflyer, we issued an aggregate of 33,000,000 shares of our common stock to Skyflyer’s sole shareholder, Inventa Holding GmbH (“Inventa”). Concurrently, Inventa purchased from Perry Augustson, formerly our sole director and sole executive officer, an additional 39,000,000 shares of our common stock for an aggregate purchase price of $9,000. As a result of the sale of his shares to Inventa, Mr. Augustson no longer owns any shares of our common stock. These transactions were completed in accordance with the provisions of the share purchase agreement dated for reference as of March 31, 2006 among us, Inventa, Skyflyer and Mr. Augustson (the “Share Purchase Agreement”).

Upon the completion of our acquisition of Skyflyer, Mr. Augustson resigned as our sole director and sole executive officer and Rolf G. Horchler was appointed as our sole director and as our Chief Executive Officer, President and Chief Financial Officer and John Boschert was appointed as our Secretary and Treasurer.

Prior to completing the acquisition of Skyflyer, we were engaged in the business of acquiring and exploring mineral properties. We currently own a 100% undivided interest in a mineral claim located in the Province of British Columbia, Canada, known as the “Gold Bottom Mining Claim.” Title to the Gold Bottom Mining Claim is currently held in trust for Triton by Perry Augustson, formerly our sole director and sole executive officer. In order to maintain our interest in the Gold Bottom Mining Claim, we must conduct minimum exploration activities on the claim and report those activities to the Ministry of Energy, Mines and Petroleum Resources for the Province of British Columbia. Alternatively, minimum fees may be paid in lieu of these exploration activities.

In order to focus our resources on developing Skyflyer’s technology and business, we no longer intend to proceed with our mineral property acquisition and exploration activities. As such, we intend to allow our rights to the Gold Bottom Mining Claim to lapse.

Skyflyer Technology GmbH

Skyflyer was formed on April 14, 2005 under the laws of the Federal Republic of Germany. Skyflyer was formed for the purpose of developing a proprietary recreational flying device intended for use within an enclosed, capsulated flight facility.

Prior to our acquisition of Skyflyer, Skyflyer had been engaged primarily in organizational activities, including the incorporation of Skyflyer, the opening of its initial accounts, the development of a scale model of the flying device and the filing of patent applications.

The flying device and the flight facility were initially developed by Dieter Wagels, one of the managing directors of Skyflyer, and the owner of a 37.5% interest in Inventa. In consideration for payments made by Skyflyer towards the development of the flying device, Mr. Wagels transferred ownership of the technology underlying the flying device and the flight facility to Skyflyer, including ownership of the patent applications filed by Mr. Wagels.

PLAN OF OPERATION

Our plan of operation for the next twelve months will depend primarily upon our ability to obtain the funding necessary to engage in our research and development efforts.

Assuming that we are able to obtain sufficient financing, of which there is no assurance, the first phase of our product development efforts will be to build a full-scale prototype of the flying device. The prototype is expected to take approximately six months to construct, and will involve the following:

Approximate Timeline
1. Production of detailed engineering plans and schematics.	Months 1 to 2
2. Purchasing and acquisition of raw materials and parts.	Months 2 to 3
3. Fabrication and assembly.	Months 2 to 5
4. Design of preliminary navigation system.	Months 1 to 3
5. Construction of preliminary navigation system.	Months 2 to 5
6. Product and safety testing.	Months 4 to 6

The above timeline is an estimate only and does not take into account possible delays that may arise during the construction of the prototype. If we experience any difficulties or delays during the construction process, it could take substantially longer for us to complete the construction of the full-scale prototype. Such difficulties could include unanticipated engineering difficulties arising from scaling up the designs for the flying device from the 1:6 scale model to the full-sized prototype.

Construction and testing of the flying device prototype is expected to take place in Wegberg, Germany. As such, the costs of constructing the prototype have first been estimated in Euros and converted to US dollars at an approximate exchange rate of $1.26 per EUR, which is equal to the approximate exchange rate as at April 30, 2006, the end of our most recent fiscal quarter. We estimate that it will cost approximately EUR 510,000 ($643,000) to complete construction of the full-sized prototype. This amount can be broken down as follows:

	Approximate Cost (Euros)	Approximate Cost (USD)
Materials and parts	EUR 220,000	$277,000
Personnel and labor	EUR 130,000	$164,000
Equipment	EUR 15,000	$19,000
Electronic components	EUR 50,000	$63,000
Testing	EUR 50,000	$63,000
Contingency	EUR 45,000	$57,000
Total	EUR 510,000	$643,000

Initially, the prototype is expected to have only a basic navigation system that will allow the flying device to be steered along all three axis lines (forwards – backwards, up – down, and left – right). If we are successful in constructing a working, full-scale prototype of the flying device, of which there are no assurances, we will focus our attention on the design, development and construction of an electronic control and guidance system that includes a GPS tracking system, ultrasonic proximity sensors and a remote control override. The purpose of this advanced guidance system will be to allow the flying device to be operated indoors, within the flight facility, by assisting the pilot in avoiding collisions and allowing for operators of the flight facility to remotely take control of the flyer. The design and construction of this navigation system is expected to cost approximately EUR 2,500,000 ($3,150,000) and is expected to take approximately one to two years to develop. We expect that a large part of the development process for the advanced guidance system will be contracted to outside consultants.

In addition to the amounts described above, we anticipate that we will require an additional $50,000 for general administrative purposes and to pay for the legal and accounting fees associated with meeting our ongoing reporting obligations under applicable US securities laws.

RESULTS OF OPERATIONS

Under generally accepted accounting principles, the acquisition of Skyflyer has been accounted for as a reverse acquisition and Skyflyer has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements are presented as a continuation of the operations of Skyflyer and not Triton Resources, Inc. The financial information provided below for the periods ended April 30, 2005 and October 31, 2005 represent the operations of Skyflyer. The operations of Triton are included from the effective date of the acquisition, April 19, 2006.

Second Quarter and Six Months Summary

			From Inception
	Six Months Ended	Three Months Ended	(April 14, 2005) To
	April 30, 2006	April 30, 2006	April 30, 2005
Revenue	$ --	$ --	$ --
Expenses	(85,025)	(53,726)	(485)
Net Loss	$(85,025)	$(53,726)	$(485)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the foreseeable future. Our ability to earn revenues in the future is dependent upon our ability to develop a working prototype of the flying device and the flight facility and our ability to develop commercially marketable products or technologies based on our development program. There are no assurances that we will be able to accomplish either of these goals.

Expenses

We incurred the following expenses for each of the periods presented below:

			From Inception
	Six Months Ended	Three Months Ended	(April 14, 2005) To
	April 30, 2006	April 30, 2006	April 30, 2005
Professional and management fees	$64,317	$36,044	$418
Other operating expenses	20,664	17,689	67
Foreign currency (gain) loss	44	(7)	--
Total Expenses	$85,025	$53,726	$485

Professional and management fees include amounts paid as compensation to our officers and directors and to the officers and directors of Skyflyer. Also included in professional and management fees are legal and accounting fees incurred by us and Skyflyer in respect of our acquisition of Skyflyer and in respect of meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

We anticipate that our operating expenses will increase significantly as we undertake our research and development program for the flying device and the flight facility.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2006	At October 31, 2005	Increase / (Decrease)
Current Assets	$68,753	$38,510	78.5%
Current Liabilities	(186,412)	(40,973)	355.0%
Working Capital (Deficit)	$(117,659)	$(2,463)	4,677.1%

Cash Flows
		From Inception
	Six Months Ended	(April 14, 2005) To
	April 30, 2006	April 30, 2005
Cash Flows used in Operating Activities	$(91,870)	$(131)
Cash Flows used in Investing Activities	(3,436)	--
Cash Flows from Financing Activities	121,304	19,365
Effect of Exchange Rate Translations	1,316	(5)
Net Increase in Cash During Period	$27,314	$19,229

We received loans of approximately $107,337 during the six months ended April 30, 2006. The increase in our working capital deficit is primarily attributable to the fact that our only significant sources of financing during this period were these loans. The proceeds from these loans were used to pay our operating expenses during the period.

As at April 30, 2006, we had cash on hand of $38,501. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues from our operations until such time as we have completed the development of our proposed flying device and/or flight facility, of which there are no assurances. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term.

Any financing that we obtain is expected to be in the form of sales of our equity securities as debt financing is not expected to be available to us in an amount sufficient to allow us to complete our plan of operation at this stage of our development. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. If we are not successful in raising sufficient financing, we will not be able to complete our current plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

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

Our significant accounting policies are described at Note 3 to our financial statements for the period ended April 30, 2006.

RISKS AND UNCERTAINTIES

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below as well as the information contained in our reports and other documents filed from time to time with the SEC before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

Need For Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require EUR 510,000 ($643,000) to complete the construction of the prototype for the flying device, plus an additional $50,000 to meet the administrative costs of running our business. In addition, if we are successful in building a working prototype of the flying device, of which there is no assurance, we will begin the development of an advance electronic navigation system for the flying device, which is expected to cost approximately EUR 2,500,000 ($3,150,000).

We currently do not have any financing arrangements in place and there is no assurance that we will be able to acquire sufficient financing on terms acceptable to us or at all. If financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

The Flying Device And the Flight Facility Are Still In The Research And Development Stage

To date, we have only constructed a small scale model of the flying device, which is approximately 1:6 of the expected size of the full-sized prototype. Skyflyer is still in the process of developing the flying device and the flight facility and has not earned any revenues from the sale of flying devices or the flight facility. In their current state of development, neither the flying device nor the flight facility is marketable as a product. There are no assurances that our product development programs for the flying device and the flight facility will be successful or that we will be able to develop any commercially marketable systems based on the technologies underlying those proposed products. Even if our development programs are successful, we do not anticipate that those programs will be completed in the near future.

We May Experience Delays In The Construction Of Our Prototype

If we are able to obtain sufficient financing, of which there are no assurances, we expect to begin construction of a prototype of the flying device within the next twelve months. Construction and testing of the prototype is expected to take approximately 6 months to complete. However, construction and development projects of this type often experience delays and technical difficulties. Our ability to complete construction on schedule is dependent on many circumstances, some of which may be outside of our control. These factors may include, but are not limited to, factors such as the availability of outside contractors, materials and equipment. In addition, although we believe that the principles underlying the design of the flying device are sound, they have been demonstrated only in our small-scale model of the flying device. Engineering problems can arise when attempting to scale up designs from the size of a model to the actual size of the prototype. Even if we are able to complete construction of the prototype as scheduled, there are no assurances that the prototype will perform as expected.

Limited Operating History, Risks Of A New Business Venture

Skyflyer was formed on April 14, 2005 and as such, has a very short operating history upon which future performance may be assessed.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that our business will prove to be successful, and there can be no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our Operations May Be Subject To Extensive Government Regulations

We expect that the flying device and the flight facility will be subject to a number of government regulations, including strict safety and environmental guidelines. There will be an inherent element of danger involved with operating the flying device and the flight facility. As such, we expect that we will be required to demonstrate that those proposed products fully comply with applicable safety and environmental regulations, which could be an expensive and lengthy process. As we are still in the process of developing the flying device and the flight facility, the full extent to which these regulations will affect our future business prospects is not yet fully known and there can be no assurance that we can successfully comply with all present or future government regulations.

Asserting And Defending Intellectual Property Rights May Impact Results Of Operations

The success of our business may depend on our ability to protect our proprietary process and technology from competitors. A number of international patent applications have been filed with respect to the flying device and the flight facility. However, there is no assurance that a final patent will be granted for any of the patent pending technologies underlying our proposed products. If we are not able to obtain a patent for any of the technologies, we will only be able to protect our products and technological processes by maintaining the secrecy of those products and processes.

Even if we are able to obtain patents for the flying device and the flight facility, we may be required to defend our intellectual property rights through litigation. The financial cost of such litigation could have a material impact on our financial condition even if we are successful in developing and marketing products and in defending any of our intellectual property rights, of which there is no assurance. Furthermore, an adverse outcome in any litigation or interference proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. In addition, a finding that any of our intellectual property rights are invalid could allow competitors to more easily and cost-effectively compete. Thus, an unfavorable outcome in any patent litigation or interference proceeding could have a material adverse effect on our business, financial condition and results of operations.

We Intend To Operate In A Highly Competitive Industry

Although we are not aware of any competing flying devices or flight facilities, our proposed products will compete with other recreational and amusement attractions such as go-karts and roller coasters for the attention of customers. Although our proposed product is unique, the amount that customers are willing to spend on recreational activities is somewhat price sensitive. Our future success will be dependent upon our ability to develop the flying device and flight facility at an economical cost and to successfully market those products in competition with other recreational and amusement attractions. There is no assurance that we will be able to successfully do either of these things.

Dependence On Key Personnel

Our success will largely depend on the performance of our management and on the management of Skyflyer. We are currently dependent upon a limited number of employees and consultants. As such, our success will also depend on our ability to attract and retain highly skilled technical, research, management, regulatory compliance, sales and marketing personnel. Competition for such personnel is intense. The loss of the services of such personnel or the inability to attract and retain other key personnel could impair the development of our business, operating results and financial condition.

ITEM 3.                     CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective April 19, 2006, in consideration for all of the outstanding shares of Skyflyer Technology GmbH, we issued to Inventa Holding GmbH 33,000,000 shares of our common stock. These shares were issued to Inventa pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 on the basis of representations provided by Inventa that it is not a “U.S. Person” as that term is defined in Regulation S.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

10.1	Property Agreement dated effective July 5, 2004 between Decoors Mining Corp. and Triton Resources, Inc.(1)

10.2	Trust Agreement dated July 5, 2004 between Triton Resources, Inc. and Perry Augustson.(1)

10.3	Declaration of Trust by Perry Augustson dated January 1, 2006.(2)

10.4	Share Purchase Agreement between Inventa Holding GmbH, Triton Resources, Inc., Skyflyer Technology GmbH and Perry Augustson, dated for reference the 31st day of March, 2006.(3)

10.5	Agreement and Deed of Transfer between Inventa Holding GmbH and Triton Resources, Inc. dated for reference as of the 19th day of April, 2006.(4)

Exhibit
Number	Description of Exhibits

10.6	Patent Transfer Agreement between Dieter Wagels and Skyflyer Technology GmbH, dated effective as of April 17, 2006.(4)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2006.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 10, 2006.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 26, 2006.

REPORTS ON FORM 8-K

Since January 31, 2006, we have filed the following Current Reports on Form 8-K:

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of the Form 8-K
2006/02/28	2006/03/03	Item 4.01	Disclosure of change in registrant’s certifying accountants.
2006/04/07	2006/04/10	Item 1.01	Disclosure of entry into Share Purchase Agreement between Inventa Holding GmbH, Triton Resources, Inc., Skyflyer Technology GmbH and Perry Augustson, dated for reference the 31st day of March, 2006.
2006/04/19	2006/04/26	Item 2.01	Disclosure of completion of the acquisition of Skyflyer Technology GmbH.
		Item 3.02	Disclosure of, issuance of 33,000,000 shares of our common stock In consideration for all of the outstanding shares of Skyflyer Technology GmbH.
		Item 5.01	Disclosure of change in control.
Item 5.02

Disclosure of resignation of P. Augustson as sole director and officer of the Company and appointments of Rolf G. Horchler as sole director and as Chief Executive Officer, President and Chief Financial Officer and John Boschert as Treasurer and Secretary.

2006/06/05	2006/06/07	Item 4.01	Disclosure of change in registrant’s certifying accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRITON RESOURCES, INC.

Date:	June 9, 2006	By:	/s/ Rolf G. Horchler
ROLF G. HORCHLER
President, Chief Executive Officer
& Chief Financial Officer
(Principal Executive Officer
and Principal Accounting Officer)

Date:	June 9, 2006	By:	/s/ John Boschert
JOHN BOSCHERT
Secretary & Treasurer