Form 10QSB
period 2006-07-31
Triton Resources, Inc.
filed 2006-09-14
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2006

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
Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 6, 2006, the Issuer had 103,200,000 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS.

TRITON RESOURCES, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

July 31, 2006
(Unaudited)

TRITON RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

July 31,
2006

ASSETS

Current Assets
Cash and cash equivalents	$60,318
Other receivables	5,019
Prepaid expenses	22,476
Deferred tax asset, less valuation allowance of $66,336	-
Total Current Assets	87,813

Equipment (Note 4)	27,589
Patents (Note 4)	36,067

Total Assets	$151,469

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$10,642
Loans Payable –current (Note 5)	108,446
Total Current Liabilities	119,088

Loans payable (Note 6)	151,786

Total Liabilities	270,874

Commitments (Note 10)

Stockholders’ Deficit
Common stock (Note 8)
Authorized
975,000,000 common shares, par value $0.001
Issued and outstanding
103,200,000	103,200
Additional paid-in capital	-
Accumulated other comprehensive income:
Foreign currency cumulative translation adjustment	(5,204)
Deficit	(22,294)
Deficit accumulated during the development stage	(195,107))

Total Stockholders’ Deficit	(119,405)

Total Liabilities and Stockholders’ Deficit	$151,469

The accompanying notes are an integral part of these consolidated financial statements.

TRITON RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Nine		Three	Three
	From Inception	Months	From Inception	Months	Months
	(April 14, 2005)	Ended	(April 14, 2005)	Ended	Ended
	to July 31,	July 31,	to July 31,	July 31,	July 31,
	2006	2006	2005	2006	2005

EXPENSES

Professional and management fees	$147,139	$101,649	$20,399	$37,332	$19,981
Other operating expenses	47,861	41,603	2,474	20,939	2,407
Foreign currency (gain) loss	107	107	-	63	-

LOSS BEFORE INCOME TAXES	195,107	143,359	22,873	58,334	22,388

Provision for income taxes	-	-	-	-	-

NET LOSS	195,107	143,359	22,873	58,334	22,388

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	5,204	3,554	2,595	824	2,490

COMPREHENSIVE LOSS	$200,311	$146,913	$25,468	$59,158	$24,878

BASIC AND DILUTED NET LOSS PER SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		82,771,429	70,200,000	103,200,000	70,200,000

The accompanying notes are an integral part of these consolidated financial statements.

TRITON RESOURCES, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Nine
	From Inception	Months	From Inception
	(April 14, 2005)	Ended	(April 14, 2005)
	to July 31,	July 31,	to July 31,
	2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(195,107)	$(143,359)	$(22,873)
Adjustments to reconcile net income to cash used in development stage activities:
Amortization	801	479	161
Change in operating assets and liabilities
Decrease (increase) in other receivables	7,446	9,799	(2,156)
Increase in prepaid expenses	(21,531)	(21,531)	-
Increase (decrease) in accounts payable and accrued liabilities	(18,630)	(59,603)	9,835

Net cash used in operating activities	(227,021)	(214,215)	(15,033)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of capital assets	(28,390)	(3,093)	(7,755)
Acquisition of patents	(36,067)	(6,755)	-

Net cash used in investing activities	(64,457)	(9,848)	(7,755)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash acquired from Triton Resources, Inc.	18,538	18,538	-
Issuance of capital stock for cash	19,365	-	19,365
Shareholder contributions	78,224	5,277	72,947
Return of capital to shareholder	(17,173)	(17,173)	-
Proceeds from loan receivable	-	12,060	-
Proceeds from loans payable	250,263	250,263	-

Net cash provided by financing activities	349,217	268,965	92,312

Provision for income taxes	-	-	-

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH AND CASH EQUIVALENTS DURING THE PERIOD	2,579	4,229	(2,481)

NET INCREASE IN CASH	60,318	49,131	67,043

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	11,187	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,318	$60,318	$67,043

The accompanying notes are an integral part of these consolidated financial statements.

TRITON RESOURCES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2006
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

Effective April 19, 2006, the Company acquired 100% of the issued and outstanding shares of Skyflyer Technology from Inventa Holding GmbH (“Inventa”) in exchange for an aggregate of 33,000,000 shares of the Company’s common stock. In addition, Perry Auguston transferred 39,000,000 shares of the Company’s common stock already issued and outstanding prior to the transaction to Inventa in exchange for $9,000. Completion of the acquisition resulted in the former sole shareholder of Skyflyer Technology holding the majority of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a recapitalization of Skyflyer Technology.

The unaudited consolidated statements of operations and cash flows of the Company prior to April 19, 2006 are those of Skyflyer Technology. The Company’s date of incorporation is considered to be April 14, 2005, the date of inception of Skyflyer Technology.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at July 31, 2006 and for all periods presented, have been included. Interim results for the period ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

2.	GOING CONCERN

These consolidated financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern

The operations of the Company have primarily been funded by the sale of common stock and loans received. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms to the Company.

TRITON RESOURCES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2006
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
July 31, 2006
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
July 31, 2006
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(k)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of July 31, 2006 and 2005, there were no potentially dilutive securities outstanding.

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
July 31, 2006
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

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statements.

4.	EQUIPMENT AND PATENTS

Equipment

July 31,
2006

Construction in progress -Aircraft	$20,635
Construction in progress -Motorcycle	5,858
26,493

Computer equipment	1,897
Accumulated depreciation	(801)
1,096

Net book value	$27,589

During the period ended July 31, 2006, the Company did not amortize its aircraft or motorcycle equipment as construction has not yet been completed. The net carrying amount of aircraft and motorcycle not being amortized was $26,493 as of July 31, 2006.

TRITON RESOURCES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2006
(Unaudited)

4.	EQUIPMENT AND PATENTS (continued) Patents

July 31,
2006

Patents	$36,067
Accumulated depreciation	-

Net book value	$36,067

During the period ended July 31, 2006, the Company did not amortize its patents as the patents have not yet been awarded. The net carrying amount of patents not being amortized was $36,067 as of July 31, 2006.

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

5.	LOANS PAYABLE - CURRENT

During the three months ended January 31, 2006, a loan was granted from a company for Euro 25,000 (US - $31,896. The loan is non-interest bearing and has no specific terms for repayment.

During the three months ended April 30, 2006, a loan was granted from a company for Euro 60,000 (US - $76,550). The loan is non-interest bearing and has no specific terms for repayment.

6.	LOANS PAYABLE

During the three months ended July 31, 2006, two loans were granted from a company for $50,000 and $100,000. The loans bear interest at 8% per annum, compounded annually, and are due May 16, 2008 and June 19, 2008 respectively.

TRITON RESOURCES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2006
(Unaudited)

7.	RELATED PARTY TRANSACTIONS

At July 31, 2006, included in other receivables is Euro 986 (US -$1,257) owed from a company with common directors of Skyflyer Technology for the use of a vehicle. Vehicle costs reimbursed for the six months ended July 31, 2006 totaled Euro 6,233 (US -$7,662) and are included in operating costs on the statement of operations.

On December 16, 2005, a loan was granted from a company with common directors of Skyflyer Technology for Euro 20,000 (US -$25,256). On February 1, 2006, a loan for Euro 30,000 (US -$37,884) was granted from the same company. The loans bear interest at 5% per annum and are due June 16, 2006 and August 1, 2006 respectively. The loans were repaid during the three months ended April 30, 2006. Interest expense paid to the company for the nine months and three months ended July 31, 2006 totaled Euro 672 (US -$805) and $0 respectively.

Consulting fees paid to an officer of the Company for the nine and three months ended July 31, 2006 totaled $4,000 and $3,000 respectively. Management fees paid to officers and directors of Skyflyer Technology for the nine and three months ended July 31, 2006 totaled Euro 37,280 (US -$45,639 and Euro 13,980 (US - $17,770) respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

8.	COMMON STOCK

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

TRITON RESOURCES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2006
(Unaudited)

9.	SEGMENT INFORMATION

The Company’s operations following the acquisition of Skyflyer Technology were conducted in one reportable segment, being the development and commercialization of a one person, recreational flying device in Germany.

10.	COMMITMENTS

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

11.	SUBSEQUENT EVENT

On September 1, 2006, the Company approved to change the name of the Company to Skyflyer Inc. The name change is expected to be effected on or about October 17, 2006.

ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms “we,” “us,” “our,” the “Company” and “Triton” mean Triton Resources, Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

We were incorporated on March 18, 2004 under the laws of the State of Nevada. Effective April 19, 2006, pursuant to a share purchase agreement dated March 31, 2006 (the “Share Purchase Agreement”), we completed the acquisition of a 100% ownership interest in Skyflyer Technology GmbH (“Skyflyer”).

Prior to completing the acquisition of Skyflyer, we were engaged in the business of acquiring and exploring mineral properties. In order to focus our resources on developing Skyflyer’s technology and business, we no longer intend to proceed with our mineral property acquisition and exploration activities. As such, we allowed the rights to our mining claim to lapse as of June 20, 2006.

Skyflyer Technology GmbH

Skyflyer was formed on April 14, 2005 under the laws of the Federal Republic of Germany. Skyflyer was formed for the purpose of developing a proprietary recreational flying device intended for use within an enclosed, capsulated flight facility.

The flying device and the flight facility were initially developed by Dieter Wagels, one of the managing directors of Skyflyer, and the owner of a 37.5% interest in Inventa Holding GmbH, Skyflyer’s sole shareholder. In consideration for payments made by Skyflyer towards the development of the flying device, Mr. Wagels transferred ownership of the technology underlying the flying device and the flight facility to Skyflyer, including ownership of the patent applications filed by Mr. Wagels.

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

Assuming that we are able to obtain sufficient financing, of which there is no assurance, the first phase of our product development efforts will be to build a full-scale prototype of the flying device. The prototype is expected to take approximately six months to construct, and will involve the following:

Production Details	Approximate Timeline
1. Production of detailed engineering plans and schematics.	Months 1 to 2
2. Purchasing and acquisition of raw materials and parts.	Months 2 to 3
3. Fabrication and assembly.	Months 2 to 5
4. Design of preliminary navigation system.	Months 1 to 3
5. Construction of preliminary navigation system.	Months 2 to 5
6. Product and safety testing.	Months 4 to 6

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

Construction and testing of the flying device prototype is expected to take place in Wegberg, Germany. As such, the costs of constructing the prototype have first been estimated in Euros and converted to US dollars at an approximate exchange rate of $1.28 per EUR, which is equal to the approximate exchange rate as at July 31, 2006, the end of our most recent fiscal quarter. We estimate that it will cost approximately EUR 510,000 ($653,000) to complete construction of the full-sized prototype. This amount can be broken down as follows:

	Approximate Cost (Euros)	Approximate Cost (USD)
Materials and parts	EUR 220,000	$282,000
Personnel and labor	EUR 130,000	$166,000
Equipment	EUR 15,000	$19,000
Electronic components	EUR 50,000	$64,000
Testing	EUR 50,000	$64,000
Contingency	EUR 45,000	$58,000
Total	EUR 510,000	$653,000

Initially, the prototype is expected to have only a basic navigation system that will allow the flying device to be steered along all three axis lines (forwards – backwards, up – down, and left – right). If we are successful in constructing a working, full-scale prototype of the flying device, of which there are no assurances, we will focus our attention on the design, development and construction of an electronic control and guidance system that includes a GPS tracking system, ultrasonic proximity sensors and a remote control override. The purpose of this advanced guidance system will be to allow the flying device to be operated indoors, within the flight facility, by assisting the pilot in avoiding collisions and allowing for operators of the flight facility to remotely take control of the flyer. The design and construction of this navigation system is expected to cost approximately EUR 2,500,000 ($3,200,000) and is expected to take approximately one to two years to develop. We expect that a large part of the development process for the advanced guidance system will be contracted to outside consultants.

In addition to the amounts described above, we anticipate that we will require an additional $50,000 for general administrative purposes and to pay for the legal and accounting fees associated with meeting our ongoing reporting obligations under applicable US securities laws.

RESULTS OF OPERATIONS

Under generally accepted accounting principles, the acquisition of Skyflyer has been accounted for as a reverse acquisition and Skyflyer has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements are presented as a continuation of the operations of Skyflyer and not Triton Resources, Inc. The financial information provided below for the periods ended July 31, 2005 and October 31, 2005 represent the operations of Skyflyer. The operations of Triton are included from the effective date of the acquisition, April 19, 2006.

Third Quarter and Nine Months Summary

	Three Months	Three Months	Percentage	Nine Months	From Inception	Percentage
	Ended	Ended	Increase /	Ended	(April 14, 2005)	Increase /
	July 31, 2006	July 31, 2005	(Decrease)	July 31, 2006	to July 31, 2005	(Decrease)
Revenue	$--	$--	N/A	$--	$--	N/A
Expenses	(58,333)	(22,388)	160.6%	(143,359)	(22,873)	526.8%
Net Loss	$(58,333)	$(22,388)	160.6%	$(143,359)	(22,873)	526.8%

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

Expenses

We incurred the following expenses for each of the periods presented below:

					From
	Three	Three		Nine	Inception
	Months	Months	Percentage	Months	(April 14,	Percentage
	Ended July	Ended July	Increase /	Ended July	2005) to July	Increase /
	31, 2006	31, 2005	(Decrease)	31, 2006	31, 2005	(Decrease)
Professional and	$37,332	$19,981	86.8%	$101,649	$20,399	398.3%
management fees
Other operating	20,939	2,407	769.9%	41,603	2,474	1,581.6
expenses
Foreign currency loss	63	--	100.0%	107	--	100.0%
Total Expenses	$58,334	22,388	160.6%	$143,359	$22,873	526.8%

Professional and management fees include amounts paid as compensation to our officers and directors and to the officers and directors of Skyflyer. Professional and management fees also include legal and accounting fees incurred by us and Skyflyer in respect of our acquisition of Skyflyer and in respect of meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

We anticipate that our operating expenses will increase significantly as we undertake our research and development program for the flying device and the flight facility.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2006	At October 31, 2005	Increase / (Decrease)
Current Assets	$87,813	$38,510	128.0%
Current Liabilities	(119,088)	(40,973)	190.6%
Working Capital (Deficit)	$(31,275)	$(2,463)	1,169.8%

Cash Flows
		From Inception
	Nine Months Ended	(April 14, 2005) To
	July 31, 2006	July 31, 2005
Cash Flows used in Operating Activities	$(214,215)	$(15,033)
Cash Flows used in Investing Activities	(9,848)	(7,755)
Cash Flows from Financing Activities	268,965	92,312
Effect of Exchange Rate Translations	4,229	(2,481)
Net Increase in Cash During Period	$49,131	$67,043

During the six months ended April 30, 2006, we received loans totaling EUR 85,000 (approximately $108,446). These loans are non-interest bearing and have no specific terms of repayment. During the three months ended July 31, 2006, we obtained loans for a total of $150,000. These loans bear interest at a rate of 8% per annum, compounded annually, and are due in 2008. The increase in our working capital deficit is primarily attributable to the fact that our only significant sources of financing during this period were these loans. The proceeds from these loans were used to pay our operating expenses during the period.

As at July 31, 2006, we had cash on hand of $60,318. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues from our operations until such time as we have completed the development of our proposed flying device and/or flight facility, of which there are no assurances. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term.

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

Our significant accounting policies are described at Note 3 to our financial statements for the period ended July 31, 2006.

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

We Require Additional Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require EUR 510,000 ($653,000) to complete the construction of the prototype for the flying device, plus an additional $50,000 to meet the administrative costs of running our business. In addition, if we are successful in building a working prototype of the flying device, of which there is no assurance, we will begin the development of an advance electronic navigation system for the flying device, which is expected to cost approximately EUR 2,500,000 ($3,200,000).

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

The Flying Device And the Flight Facility Are Still In The Research And Development Stage

To date, we have only constructed a small scale model of the flying device, which is approximately 1:6 of the expected size of the full-sized prototype. Skyflyer is still in the process of developing the flying device and the flight facility, and has not earned any revenues from the sale of flying devices or the flight facility. In their current state of development, neither the flying device nor the flight facility is marketable as a product. There are no assurances that our product development programs for the flying device and the flight facility will be successful or that we will be able to develop any commercially marketable systems based on the technologies underlying those proposed products. Even if our development programs are successful, we do not anticipate that those programs will be completed in the near future.

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

We Have Limited Operating History And As A Result There Are Risks Of A New Business Venture

Skyflyer was formed on April 14, 2005 and, as such, it has a very short operating history upon which future performance may be assessed.

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

We Intend To Operate In A Highly Competitive Industry

Although we are not aware of any competing flying devices or flight facilities, our proposed products will compete with other recreational and amusement attractions such as go-karts and roller coasters for the attention of customers. Although our proposed product is unique, the amount that customers are willing to spend on recreational activities is somewhat price sensitive. Our future success will be dependent upon our ability to develop the flying device and flight facility at an economical cost and to successfully market those products in competition with other recreational and amusement attractions. There is no assurance that we will be able to successfully perform either of these objectives.

We Are Dependent On Key Personnel

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

TRITON RESOURCES, INC.

Date:	September 14, 2006	By:	/s/ Rolf G. Horchler
ROLF G. HORCHLER
President, Chief Executive Officer
& Chief Financial Officer
(Principal Executive Officer
and Principal Accounting Officer)