Form 10KSB
period 2006-10-31
SKYFLYER INC.
filed 2007-01-30
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended October 31, 2006

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER: 000-51261

SKYFLYER INC.
(Name of small business issuer in its charter)

NEVADA	20-1147435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#205 - 1480 Gulf Road
Point Roberts, WA	98281
(Address of principal executive offices)	(Zip Code)

(360) 927-7354
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Shares of Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $18,720,000 based on a price of $0.60 per share, being the last price at which the Company’s common stock was sold on the OTC Bulletin Board on October 23, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 103,200,000 Shares of Common Stock as of January 18, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

SKYFLYER INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED OCTOBER 31, 2006

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Skyflyer,” and the “Company” mean Skyflyer Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.	DESCRIPTION OF BUSINESS.

We were incorporated on May 18, 2004 under the laws of the State of Nevada under the name “Triton Resources Inc.” On September 30, 2005, we completed a 13-for-1 split of our common stock. As a result of the stock split, our authorized capital was increased from 75,000,000 shares of common stock, with a par value of $0.001 per share, of which there were 5,400,000 shares issued and outstanding, to 975,000,000 shares of common stock, with a par value of $0.001 per share, of which there were 70,200,000 shares issued and outstanding.

Effective April 19, 2006, we completed the acquisition of a 100% ownership interest in Skyflyer Technology GmbH (“Skyflyer GmbH”). In exchange for all of the shares of Skyflyer GmbH, we issued an aggregate of 33,000,000 shares of our common stock to Skyflyer GmbH’s sole shareholder, Inventa Holding GmbH (“Inventa”). Concurrently, Inventa purchased from Perry Augustson, formerly our sole director and executive officer, an additional 39,000,000 shares of our common stock for an aggregate purchase price of $9,000. As a result of the sale of his shares to Inventa, Mr. Augustson no longer owns any shares of our common stock.

Prior to completing the acquisition of Skyflyer GmbH, we were engaged in the business of acquiring and exploring mineral properties. In order to focus our resources on developing Skyflyer GmbH’s technology and business, we have abandoned our mineral property acquisition and exploration activities and are now in the business of developing a recreational flying device intended for use within an enclosed, capsulated flight facility.

Effective October 17, 2006, we changed our name from “Triton Resources Inc.” to “Skyflyer Inc.” in order to more accurately reflect our current business activities.

Skyflyer Technology GmbH

Skyflyer GmbH was formed on April 14, 2005 under the laws of the Federal Republic of Germany. Skyflyer GmbH was formed for the purpose of developing a proprietary recreational flying device intended for use within an enclosed, capsulated flight facility.

Prior to our acquisition of Skyflyer GmbH, Skyflyer GmbH had been engaged primarily in organizational activities, including its incorporation, the opening of its initial accounts, the development of a scale model of the flying device and the filing of patent applications.

The flying device and the flight facility were initially developed by Dieter Wagels, one of the managing directors of Skyflyer GmbH, and the owner of a 37.5% interest in Inventa. In consideration for payments made by Skyflyer GmbH towards the development of the flying device, Mr. Wagels transferred ownership of the technology underlying the flying device and the flight facility to Skyflyer GmbH, including ownership of the patent applications filed by Mr. Wagels.

The Flyer

The flying device being developed by Skyflyer GmbH consists of a one or two person free flying unit and is currently intended to be used as an amusement attraction or ride. In a sense, the flyer would act as a “flying go-kart.” The flight unit is designed such that it would be able to fly without the assistance of an anchored guide arm or rails, and would be navigated by controls located in the cockpit.

The design of the flight unit consists of a flat, rectangular platform, with four horizontally configured propeller units embedded into the body. The propeller units would lie flush with the body of the flyer instead of being placed on top like a helicopter. These propellers provide vertical thrust, enabling the unit to fly. Steering and horizontal thrust would be created and controlled by electronically varying the amount of thrust created by each propeller unit. The cockpit of the flyer would be placed in the center of the platform.

The plan is to equip each flyer with a global positioning system, or GPS, ultrasonic distance sensors in order to avoid collisions, and a remote control that would allow persons on the ground to take control of the flyer.

The Flight Facility

Skyflyer GmbH has conceptualized an enclosed, capsulated facility within which the flying unit could be used. The flight facility would consist of a series of horizontal glass tube systems. These systems could be stacked vertically, creating different levels and could be configured to create different difficulty levels and challenges. Flight units would then fly through these tube systems, like a go-kart through a race track.

Product Development Plan

We are currently in the research and development phase with respect to our proposed flying device and flight facility. Skyflyer GmbH has created three dimensional computer models of the flying device and the flight facility, including different levels with different grades of difficulty. In addition, Skyflyer GmbH, with the assistance of Braun Modelltechnik, has constructed a small scale model of the flying device that operates by remote control. This model, approximately one meter long on each side, is fully functional and has been used to demonstrate the feasibility of the principles upon which a full scale prototype would be based.

The proposed development of Skyflyer GmbH’s flying device and flight center is expected to occur in three major stages:

1.

The development and construction of a full scale prototype of the flying device. The full-scale prototype is expected to be approximately 6 times larger than the test model previously constructed by Skyflyer GmbH. Construction of the flying device prototype is expected to be conducted directly by Skyflyer GmbH at a facility in Wegberg, Germany. Skyflyer GmbH has estimated that it will cost approximately EUR 510,000 (approximately $647,700) to construct a full-scale prototype.

2.

The development and construction of an electronic control and guidance system for the flying device, including a GPS tracking system, ultrasonic proximity sensors and a remote control override. Initially, the prototype is expected to have only a basic navigation system that will allow the flying device to be steered along all three axis lines (forwards – backwards, up – down, and left – right). If Skyflyer GmbH is successful in developing a working, full-sized prototype of the flying device, of which there is no assurance, it will seek to obtain outside assistance in the development of the electronic control and guidance system. The costs of developing, testing and constructing this system is expected to cost approximately EUR 2,500,000 (approximately $3,175,000), which is substantially more than the costs of constructing the prototype flying device.

3.

The development and construction of a full-sized prototype flight facility. If Skyflyer GmbH is successful in developing a full-scale prototype of the flying device and the electronic control and guidance system, then it will attempt to construct a prototype of the flight facility. The cost of developing, testing and constructing the flight facility is expected to be substantially greater than the costs of stages 1 and 2 of our product development plan combined. Our initial projections of the development and construction costs for the flight facility are approximately EUR 20,000,000 (approximately $25,400,000).

Throughout the product development process, we will engage in substantial quality control and safety testing and intend to engage the assistance of outside consultants throughout this process.

Intellectual Property Rights

The following patent applications have been filed with respect to the flying device and the flight facility:

European Patent Application No. 03748086.0 -2318
International Patent Application No. PCT/EP2003/010659
United Arab Emirates Patent Application No. 156/2005
China Patent Application No. 03823060.7
Japan Patent Application No. 2004-540701
Russia Patent Application No. 2005112724
United States Patent Application No. 10/525,886

Title to these patent applications was transferred to Skyflyer GmbH by Mr. Wagels in consideration of certain payments made by Skyflyer GmbH for the development of the technologies and the filing of the patent applications, plus the sum of EUR 10 ($12). Pursuant to the purchase agreement between Mr. Wagels and Skyflyer GmbH, Skyflyer GmbH must obtain the written consent of Mr. Wagels prior to transferring title to the patent applications and the technologies to any third party, provided that Mr. Wagels may not unreasonably withhold his consent. In addition, if we become subject to any bankruptcy proceedings, Mr. Wagels will have a to right to demand that title to the patent applications be transferred back in his name.

Competition

We are not aware of any directly competing recreational flying devices or facilities in existence or currently in development.

The flying device and the flight facility are intended to be used as an amusement attraction or ride and, as such, may compete for customers with other existing amusement attractions or rides, such as roller coasters and go-karts. Our proposed products are in the research and development stage only, and there are no assurances that, even if our product development efforts are successful, we will be able to manufacture the flying devices or the flight facilities at a cost that would allow any future operators to charge a competitive fee for the use of those products and to realize a reasonable rate of return. Any failures in this regard would significantly hamper our ability to market the flying device and the flight facility, even if we are successful in developing those products.

Government Regulation

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

Employees

Other than our executive officers, we do not have any employees as of the date of this Annual Report. We conduct our business largely through consultants.

Skyflyer GmbH currently has three employees, one of whom is employed by Skyflyer GmbH full-time. The other two employees of Skyflyer GmbH are employed part-time.

Research and Development Expenditures

We have not incurred any research and development expenditures since our incorporation.

ITEM 2.	DESCRIPTION OF PROPERTY.

We rent office space from our secretary and treasurer, John Boschert, at 1480 Gulf Road, Suite 205, Point Roberts, WA 98281. This office space consists of approximately 400 square feet, which we rent at a cost of $318 per month. This rental is on a month-to-month basis without a formal contract.

In addition, we currently share office space and store our equipment at a facility located at Friedrich-List-Allee 10, D-41844, Wegberg-Wildenrath, Germany. This office storage is currently provided to us free of charge by Clyvia Inc.

We had previously owned rights to a mineral claim located in British Columbia, Canada, that we called the Gold Bottom Mining Claim. Upon completing the acquisition of Skyflyer GmbH, we abandoned our mineral exploration activities. As such, we allowed our interest in the Gold Bottom Mining Claim to lapse effective June 21, 2006.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 1, 2006, our majority stockholders, Inventa Holding GmbH (“Inventa”), approved by written consent an amendment to our Articles of Incorporation to change our name from “Triton Resources, Inc.” to “Skyflyer Inc.” effective as of October 17, 2006. On September 1, 2006, Inventa was the stockholder of record of 72,000,000 shares of our common stock, equal to 69.8% of the number of shares issued and outstanding.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

General

Our authorized capital stock consists of 975,000,000 shares of common stock, with a par value of $0.001 per share. As of January 18, 2007, there were 103,200,000 shares of our common stock issued and outstanding that are held of record by 28 registered stockholders. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Market Information

Our shares originally commenced trading on the OTC Bulletin Board under the symbol “TRIR” on June 20, 2005. Our symbol was changed to “TRCS” on September 30, 2005 upon completion of our 13-for-1 stock split. Subsequently, our symbol was changed to “SKFL” after our name change on October 17, 2006. The following table indicates the high and low bid prices of the common shares obtained during the periods indicated:

	2006		2005
	High	Low	High	Low
First Quarter ended January 31	$1.01	$0.40	N/A	N/A
Second Quarter ended April 30	$1.00	$0.51	N/A	N/A
Third Quarter ended July 31	$1.00	$1.00	$0.00	$0.00
Fourth Quarter ended October 31	$1.00	$0.54	$0.40	$0.08

The above quotations have been adjusted to reflect our 13-for-1 stock split, effective September 30, 2005. The range of high and low price quotes of our common stock as set out in the table above is as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Chapter 78 of the NRS does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

Recent Sales Of Unregistered Securities

On April 19, 2006, we issued 33,000,000 shares of our common stock to Inventa in connection with the acquisition of Skyflyer GmbH. We have previously disclosed the issuance of the shares to Inventa in our Current Report on Form 8-K filed with the SEC on April 26, 2006.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

Our plan of operation for the next twelve months will depend primarily upon our ability to obtain the funding necessary to engage in our research and development efforts. During the fiscal year ended October 31, 2006, we were not able to obtain sufficient financing for us to proceed with our plan of operation, and, as such no progress was made in our research and development plan.

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

Construction and testing of the flying device prototype is expected to take place in Wegberg, Germany. As such, the costs of constructing the prototype have first been estimated in Euros and converted to US dollars at an exchange rate of $1.27 per EUR, which is equal to the approximate exchange rate as at our fiscal year end of October 31, 2006. We estimate that it will cost approximately EUR 510,000 ($647,700) to complete construction of the full-sized prototype. This amount can be broken down as follows:

	Approximate Cost (Euros)	Approximate Cost (USD)
Materials and parts	EUR 220,000	$279,400
Personnel and labor	EUR 130,000	$165,100
Equipment	EUR 15,000	$19,050
Electronic components	EUR 50,000	$63,500
Testing	EUR 50,000	$63,500
Contingency	EUR 45,000	$57,150
Total	EUR 510,000	$647,700

Initially, the prototype is expected to have only a basic navigation system that will allow the flying device to be steered along all three axis lines (forwards – backwards, up – down, and left – right). If we are successful in constructing a working, full-scale prototype of the flying device, of which there are no assurances, we will focus our attention on the design, development and construction of an electronic control and guidance system that includes a GPS tracking system, ultrasonic proximity sensors and a remote control override. As discussed above, the purpose of this advanced guidance system will be to allow the flying device to be operated indoors, within the flight facility, by assisting the pilot in avoiding collisions and allowing for operators of the flight facility to remotely take control of the flyer. The design and construction of this navigation system is expected to cost approximately EUR 2,500,000 ($3,175,000) and is expected to take approximately one to two years to develop. We expect that a large part of the development process for the advanced guidance system will be contracted to outside consultants.

In addition to the amounts described above, we anticipate that we will require an additional $50,000 for general administrative purposes and to pay for the legal and accounting fees associated with meeting our ongoing reporting obligations under applicable US securities laws.

RESULTS OF OPERATIONS

Under generally accepted accounting principles, the acquisition of Skyflyer GmbH has been accounted for as a recapitalization of Skyflyer and Skyflyer GmbH has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements are presented as a continuation of the operations of Skyflyer GmbH and not the Company. The financial information provided below for the periods ended October 31, 2006 and October 31, 2005 represent the operations of Skyflyer GmbH. The operations of the Company are included from the effective date of the acquisition, April 19, 2006.

Summary of Year-End Results

		Period From Inception
	Year Ended	(April 14, 2005) to	Percentage
	October 31, 2006	October 31, 2005	Increase / (Decrease)
Revenue	$--	$--	n/a
Expenses	(221,867)	(51,748)	328.7%
Interest Expenses	(5,616)	--	n/a
Net Loss Before Income Taxes	$(227,483)	$(51,748)	339.6%

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

Expenses

We incurred the following expenses for each of the periods presented below:

	Year Ended	Period From Inception	Percentage
	October 31, 2006	to October 31, 2005	Increase / (Decrease)
Amortization	$644	$322	100%
Professional Fees	101,791	15,598	552.6%
Management Fees	74,381	29,892	148.8%
Other Operating Expenses	44,822	5,936	655.1%
Foreign Currency Loss	229	-	n/a
Total Expenses	$221,867	$51,748	328.7%

Management fees include amounts paid as compensation to our officers and directors and to the officers and directors of Skyflyer GmbH. Professional fees include legal and accounting fees incurred by us and Skyflyer GmbH in respect of our acquisition of Skyflyer GmbH and in respect of meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

We anticipate that our expenses will increase significantly as we undertake our research and development program for the flying device and the flight facility.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2006	At October 31, 2005	Increase / (Decrease)
Current Assets	$34,240	$38,510	(11.1)%
Current Liabilities	(152,033)	(40,973)	271.1%
Working Capital (Deficit)	$(117,793)	$(2,463)	4,682.5%

Cash Flows
		Period from Inception
	Year Ended	(April 14, 2005) To
	October 31, 2006	October 31, 2005
Cash Flows used in Operating Activities	$(279,251)	$(12,806)
Cash Flows used in Investing Activities	(16,089)	(54,609)
Cash Flows from Financing Activities	301,650	80,252
Effect of Exchange Rate Translations	(3,696)	(1,650)
Net Increase in Cash During Period	$2,614	$11,187

The decrease in our working capital at October 31, 2006 from October 31, 2005, and the increase in our cash used during the year ended October 31, 2006 is primarily a result of the increase in amounts spent on professional fees and management fees, and from the fact that we had no revenue or sources of financing during the year.

During the year ended October 31, 2006, we received net proceeds from loans payable of $258,142. Loans payable as at October 31, 2006 consisted of:

(a)	EUR 85,000 ($108,142) in loans that are non-interest bearing and have no specific terms of repayment; and

(b)	$50,000 and $100,000 in loans, bearing interest at a rate of 8% per annum, compounded annually, due on May 16, 2008 and June 19, 2008, respectively.

As at October 31, 2006, we had cash on hand of $13,801. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues from our operations until such time as we have completed the development of our proposed flying device and/or flight facility, of which there are no assurances. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term.

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

Our significant accounting policies are described at Note 3 to our financial statements for the year ended October 31, 2006.

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

We Require Additional Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require EUR 510,000 ($647,700) to complete the construction of the prototype for the flying device, plus an additional $50,000 to meet the administrative costs of running our business. In addition, if we are successful in building a working prototype of the flying device, of which there is no assurance, we will begin the development of an advance electronic navigation system for the flying device, which is expected to cost approximately EUR 2,500,000 ($3,175,000).

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

The Flying Device And the Flight Facility Are Still In The Research And Development Stage

To date, we have only constructed a small scale model of the flying device, which is approximately 1:6 of the expected size of the full-sized prototype. Skyflyer GmbH is still in the process of developing the flying device and the flight facility, and has not earned any revenues from the sale of flying devices or the flight facility. In their current state of development, neither the flying device nor the flight facility is marketable as a product. There are no assurances that our product development programs for the flying device and the flight facility will be successful or that we will be able to develop any commercially marketable systems based on the technologies underlying those proposed products. Even if our development programs are successful, we do not anticipate that those programs will be completed in the near future.

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

We Have Limited Operating History And As A Result There Are Risks Of A New Business Venture

Skyflyer GmbH was formed on April 14, 2005 and, as such, it has a very short operating history upon which future performance may be assessed.

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

We Are Dependent On Key Personnel

Our success will largely depend on the performance of our management and on the management of Skyflyer GmbH. We are currently dependent upon a limited number of employees and consultants. As such, our success will also depend on our ability to attract and retain highly skilled technical, research, management, regulatory compliance, sales and marketing personnel. Competition for such personnel is intense. The loss of the services of such personnel or the inability to attract and retain other key personnel could impair the development of our business, operating results and financial condition.

ITEM 7.	FINANCIAL STATEMENTS.

SKYFLYER INC.

(formerly Triton Resources, Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

October 31, 2006 and 2005

DAVIDSON & COMPANY LLP	Chartered Accountants	A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Skyflyer Inc.
(formerly Triton Resources, Inc.)

We have audited the accompanying consolidated balance sheet of Skyflyer Inc. (formerly Triton Resources, Inc.) as at October 31, 2006 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at October 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is dependent upon financing to continue operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

January 19, 2007

A Member of SC INTERNATIONAL
1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Skyflyer Technology GmbH
(A Development Stage Company)

We have audited the accompanying balance sheet of Skyflyer Technology GmbH (the “Company”) (A Development Stage Company) as of October 31, 2005 and the related statements of operations, cash flows and stockholders’ equity for the period from April 14, 2005 (Date of Inception) to October 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Skyflyer Technology GmbH as of October 31, 2005 and the results of its operations and its cash flows for the period from April 14, 2005 (Date of Inception) to October 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 and 2 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependant on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern. Management plans in regard to their planned financing and other matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"AMISANO HANSON"
March 31, 2006	CHARTERED ACCOUNTANTS

750 WEST PENDER STREET, SUITE 604 VANCOUVER, CANADA	TELEPHONE: 604-689-0188 FACSIMILE: 604-689-9773

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	October 31,	October 31,
	2006	2005

ASSETS

Current Assets
Cash and cash equivalents	$13,801	$11,187
Subscription receivable	-	12,910
Other receivables	808	2,353
Loan receivable (Note 6)	-	12,060
Prepaid expenses	19,631	-
Deferred tax asset, less valuation allowance of $160,292 (2005 -$21,269) (Note 5)	-	-
Total Current Assets	34,240	38,510

Equipment (Note 4)	27,424	24,975
Patents (Note 4)	42,308	29,312

Total Assets	$103,972	$92,797

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued liabilities	$43,891	$40,973
Loans Payable –current (Note 7)	108,142	-

Total Current Liabilities	152,033	40,973

Loans payable (Note 8)	154,811	-

Total Liabilities	306,844	40,973

Commitments (Note 12)

Stockholders’ Equity (Deficiency)
Common stock (Note 10)
Authorized
975,000,000 common shares, par value $0.001
Issued and outstanding
October 31, 2006 -103,200,000
October 31, 2005 -70,200,000	103,200	32,275
Additional paid-in capital	-	72,947
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(4,547)	(1,650)
Deficit	(22,294)	-
Deficit accumulated during the development stage	(279,231)	(51,748)

Total Stockholders’ Equity (Deficiency)	(202,872)	51,824

Total Liabilities and Stockholders’ Equity (Deficiency)	$103,972	$92,797

The accompanying notes are an integral part of these consolidated financial statements.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From Inception	Year	From Inception
	(April 14, 2005)	Ended	(April 14, 2005)
	to October 31,	October 31,	to October 31,
	2006	2006	2005

EXPENSES

Amortization	$966	$644	$322
Professional fees	117,389	101,791	15,598
Management fees	104,273	74,381	29,892
Other operating expenses	50,758	44,822	5,936
Foreign currency loss	229	229	-

LOSS BEFORE OTHER ITEM AND INCOME TAXES	273,615	221,867	51,748

Interest expense	5,616	5,616	-

LOSS BEFORE INCOME TAXES	279,231	227,483	51,748

Provision for income taxes	-	-	-

NET LOSS	279,231	227,483	51,748

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	4,547	2,897	1,650

COMPREHENSIVE LOSS	$283,778	$230,380	$53,398

BASIC AND DILUTED NET LOSS PER SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		87,920,548	70,200,000

The accompanying notes are an integral part of these consolidated financial statements.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From Inception	Year	From Inception
	(April 14, 2005)	Ended	(April 14, 2005)
	to October 31,	October 31,	to October 31,
	2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(279,231)	$(227,483)	$(51,748)
Adjustments to reconcile net income to cash used in development stage activities:
Amortization	966	644	322
Change in operating assets and liabilities
Decrease (increase) in other receivables	(729)	1,624	(2,353)
Increase in prepaid expenses	(19,046)	(19,046)	-
Increase (decrease) in accounts payable and accrued liabilities	1,172	(39,801)	40,973
Increase in accrued interest payable	4,811	4,811	-

Net cash used in operating activities	(292,057)	(279,251)	(12,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(28,390)	(3,093)	(25,297)
Acquisition of patents	(42,308)	(12,996)	(29,312)

Net cash used in investing activities	(70,698)	(16,089)	(54,609)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired from Triton Resources, Inc.	18,538	18,538	-
Issuance of capital stock for cash	32,275	12,910	19,365
Shareholder contributions	72,947	-	72,947
Repayment of (proceeds from) loan receivable	-	12,060	(12,060)
Proceeds from loans payable	258,142	258,142	-

Net cash provided by financing activities	381,902	301,650	80,252

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH AND CASH EQUIVALENTS DURING THE PERIOD	(5,346)	(3,696)	(1,650)

NET INCREASE IN CASH	13,801	2,614	11,187

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	11,187	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,801	$13,801	$11,187

The accompanying notes are an integral part of these consolidated financial statements.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in U.S. Dollars

	Common Stock
						Deficit
						Accumulated
			Additional	Accumulated Other		During the
	Number		Paid-	Comprehensive		Development
	of Shares	Par Value	in Capital	Income (Loss)	Deficit	Stage	Total

Sale of common stock for cash April 14, 2005 (inception)	70,200,000	$32,275	$-	$-	$-	$-	$32,275
Contribution of assets			72,947				72,947
Foreign currency translation adjustment				(1,650)			(1,650)
Net loss						(51,748)	(51,748)
Balance, October 31, 2005	70,200,000	32,275	72,947	(1,650)	-	(51,748)	51,824
Net, shareholder repayment of capital			(11,896)				(11,896)
Recapitalization, April 19, 2006	33,000,000	70,925	(72,947)		(22,294)		(24,316)
Foreign currency translation adjustment				(2,897)			(2,897)
Net loss						(227,483)	(227,483)
Balance, October 31, 2006	103,200,000	$103,200	$-	$(4,547)	$(22,294)	$(279,231)	$(202,872)

The accompanying notes are an integral part of these consolidated financial statements.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2006

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

The consolidated financial statements of the Company prior to April 19, 2006 are those of Skyflyer Technology. The Company’s date of incorporation is considered to be April 14, 2005, the date of inception of Skyflyer Technology. Effective October 17, 2006, the Company changed its name from Triton Resources, Inc. to Skyflyer Inc.

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

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2006

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

The Company follows the current rate method of translation with respect to its foreign subsidiary. Accordingly, assets and liabilities are translated into U.S. dollars at the year-end exchange rates while revenue and expenses are translated at the average exchange rates during the year. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

(c)	Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

(d)	Prepaid expenses

Prepaid expenses consist primarily of prepaid vehicle insurance and lease payments.

(e)	Other receivables

Other receivables consist primarily of Value Added Tax in Germany.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

f)	Equipment

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

Patents and patent applications are recorded at cost. Capitalized amounts relate solely to legal and advisory costs incurred in registration of the patents. Depreciation is calculated using the straight-line method over the useful lives of the patents. No depreciation is provided for as the patents have not yet been awarded and/or begun to generate revenues.

(h)	Goodwill and intangible assets

The Company has adopted SFAS 142, “Goodwill and Intangible Assets,” which requires that costs of internally developing, maintaining or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole, be recognized as an expense when incurred. Goodwill and intangible assets acquired for fair value having definite lives are amortized over their useful life.

(i)	Accounting for the impairment of long-lived assets and long-lived assets to be disposed of

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

(j)	Income taxes

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

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(k)	Fair value of financial instruments

The Company's financial instruments consist of cash and cash equivalents, subscription receivable, other receivables, loan receivable, accounts payable and accrued liabilities and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

(l)	Stock-based compensation

Effective February 1, 2006, the Company accounts for stock-based compensation issued to employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment.” which superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and the consensus in Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”

As of October 31, 2006 and 2005, there was no stock compensation granted.

(m)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of October 31, 2006 and 2005, there were no potentially dilutive securities outstanding.

(n)	Comprehensive income (loss)

The Company has adopted SFAS 130, “Reporting of Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes foreign currency translation adjustments.

(o)	Development stage

The Company is a development stage company as defined in SFAS 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not yet commenced.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(p)	Concentration of credit risk

Cash and cash equivalents is the only financial instrument that potentially subjects the Company to concentration of credit risk. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

(q)	Recent accounting pronouncements

On June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion 20 and FASB Statement 3. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change. SFAS 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS 133 and 140.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2006

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(q)	Recent accounting pronouncements (continued)

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of SFAS 140.” SFAS 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS 156 also allows an entity to choose either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS 156 is effective after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. (FIN) 46(R).” FIN 46R-6 addresses certain implementation issues related to FIN 46R (revised December 2003), “Consolidation of Variable Interest Entities.” Specifically, FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Company is required to apply the guidance in FIN 46R-6 prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statements.

(r)	Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2006

4.	EQUIPMENT AND PATENTS

Equipment

	2006	2005

Construction in progress -Aircraft	$20,635	$17,542
Construction in progress -Motorcycle	5,858	5,858
	26,493	23,400

Computer equipment	1,897	1,897
Accumulated depreciation	(966)	(322)
	931	1,575

Net book value	$27,424	$24,975

During the year ended October 31, 2006 and the period ended October 31 2005, the Company did not amortize its aircraft or motorcycle equipment as construction has not yet been completed. The net carrying amount of aircraft and motorcycle not being amortized was $26,493 and $23,400 as of October 31, 2006 and 2005 respectively.

Patents

	2006	2005
Patents	$42,308	$29,312
Accumulated depreciation	-	-
Net book value	$42,308	$29,312

During the year ended October 31, 2006 and the period ended October 31, 2005, the Company did not amortize its patents as the patents have not yet been awarded and/or they have not begun to generate revenues. The net carrying amount of patents not being amortized was $42,308 and $29,312 as of October 31, 2006 and 2005 respectively.

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

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2006

5.	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from United States of America operations was $Nil for the year ended October 31, 2006 and the period ended October 31, 2005, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from development stage activities as a result of the following:

	Year Ended October 31, 2006	From Inception (April 14, 2005) to October 31, 2005
Loss for the period	$(227,483)	$(51,748)
Computed “expected” tax benefit	(77,344)	(17,595)
Foreign tax rate differentials	(10,655)	(3,674)
Change in valuation allowance	87,999	21,269
Income tax recovery	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 2006 and 2005, is presented below:

	2006	2005
Deferred tax assets:
Net operating loss carry forwards – US	$77,344	$-
Net operating loss carry forwards – Germany	82,948	21,269
Valuation allowance	(160,292)	(21,269)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of October 31, 2006 and 2005, was $160,292 and $21,269 respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The losses in Germany may be carried forward indefinitely and the losses in the United States expire in 2021.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2006

6.	LOAN RECEIVABLE

During the period ended October 31, 2005, a loan was granted to a third party individual for Euro 10,000 (US -$12,060). The loan is non-interest bearing, unsecured and has no specific terms for repayment. The loan was repaid during the year ended October 31, 2006.

7.	LOANS PAYABLE - CURRENT

During the year ended October 31, 2006, a loan was granted from a third party company for Euro 25,000 (US -$31,806). The loan is non-interest bearing and has no specific terms for repayment.

During the year ended October 31, 2006, a loan was granted from a third party company for Euro 60,000 (US -$76,336). The loan is non-interest bearing and has no specific terms for repayment. The third party company may make a demand for early payment by providing four month’s advance notice, in writing.

8.	LOANS PAYABLE

During the year ended October 31, 2006, two loans are granted from a third party company for $50,000 and $100,000. The loans bear interest at 8% per annum, compounded annually, and are due May 16, 2008 and June 19, 2008 respectively. Interest expense accrued for the year ended October 31, 2006 totaled $4,811.

9.	RELATED PARTY TRANSACTIONS

At October 31, 2006, included in other receivables is Euro 1,008 (US -$1,284) owed from a company with common directors of Skyflyer Technology for the use of a vehicle. Vehicle costs reimbursed for the year ended October 31, 2006 totaled Euro 8,792 (US -$10,877) and are included in other operating costs on the statement of operations.

At October 31, 2006, included in accounts payable and accrued liabilities is CAD $467 (US -$410) owed to an officer of the Company for reimbursement of expenses.

At October 31, 2005, included in accounts payable and accrued liabilities is Euro 1,963 (US -$2,326) owed to an officer and director of Skyflyer Technology for management fees.

On December 16, 2005, a loan was granted from a company with common directors of Skyflyer Technology for Euro 20,000 (US -$25,256). On February 1, 2006, a loan for Euro 30,000 (US -$37,884) was granted from the same company. The loans bear interest at 5% per annum and are due June 16, 2006 and August 1, 2006 respectively. The loans were repaid during the three months ended April 30, 2006. Interest expense paid to the company for the year ended October 31, 2006 totaled Euro 672 (US -$805).

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2006

9.	RELATED PARTY TRANSACTIONS (continued)

Consulting fees paid to an officer of the Company for the year ended October 31, 2006 and period ended October 31, 2005 totaled $7,000 and $0 respectively. Management fees paid to officers and directors of Skyflyer Technology for the year ended October 31, 2006 and period ended October 31, 2005 totaled Euro 54,585 (US -$67,381) and Euro 24,263 (US -$29,892) respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

10.	COMMON STOCK

The Company’s articles of incorporation allow it to issue up to 975,000,000 shares of common stock, par value $0.001. Effective September 30, 2005, the Company effected a stock split of its common stock by issuing thirteen new shares for each old share. Except as otherwise stated to the contrary in these financial statements, all references to shares and prices per shares have been adjusted to give retroactive effect to the stock split.

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

11.	SEGMENT INFORMATION

The Company’s operations following the acquisition of Skyflyer Technology were conducted in one reportable segment, being the development and commercialization of a one person, recreational flying device in Germany. All of the Company’s equipment and patents are located in Germany.

12.	COMMITMENTS

On April 17, 2006, Skyflyer Technology entered into a technology transfer agreement with a director and officer of Skyflyer Technology to formally acquire patents in consideration for the payments by Skyflyer Technology for the patents and patents pending applications and an additional payment of 10 Euro (US $12). Skyflyer Technology agreed not to sell, assign or otherwise transfer title of the technology to any third party without the written consent of the inventor, provided that such consent shall not be unreasonably withheld.

On February 8, 2006, Skyflyer Technology entered into a vehicle lease agreement that expires on February 9, 2009. The vehicle lease agreement required an initial payment of Euro 20,000 (US -$25,256) plus taxes and requires monthly lease payments of Euro 761 (US -$968) plus taxes. The initial payment is being expensed to the statement of operations over the term of the lease.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2006

12.	COMMITMENTS (continued)

On January 1, 2006, Skyflyer Technology entered into an employment contract with a director and officer of Skyflyer Technology effective January 1, 2006, to pay monthly management fees of 2,330 Euro (US $2,781) and a management bonus based on of the selling price for each system sold to be determined at the end of 2007. The contract ends on December 31, 2008 and if not terminated at this date, will be extended for another three years. The contract may be terminated after December 31, 2008 by giving written notice of one year.

On June 1, 2005, Skyflyer Technology entered into an employment contract with a director and officer of Skyflyer Technology effective June 1, 2005, to pay monthly management fees of 2,330 Euro (US $2,781) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract may be terminated at the end of each calendar year by giving written notice of one year.

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
	Amounts from		Inception
	Inception		(April 14,
	(April 14,	Year ended	2005) to
	2005) to	October, 31	October 31,
	October 31,	2006	2005
2006

Cash paid for:
Interest	$805	$805	$-
Income taxes	$-	$-	$-

Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the period from inception (April 14, 2005) to October 31, 2005, the Company issued 33,000,000 common shares for the acquisition of Skyflyer Technology.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2006

14.	SUBSEQUENT EVENT

On December 8, 2006, a loan was granted from a company owned by an officer and director of Skyflyer Technology for Euro 10,000 ($12,717). The loan bears interest at 7% per annum and is due August 1, 2007. The lender may make a demand for early payment by providing one month’s advance notice, in writing.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 28, 2006, we engaged Amisano Hanson, Chartered Accountants as our principal independent accountants. On the same date, we advised Manning Elliott LLP, Chartered Accountants, that it was dismissed as our independent accountant. Our board of directors approved the engagement of Amisano Hanson and the dismissal of Manning Elliott by written resolutions.

On June 5, 2006, we engaged Davidson & Company, Charted Accountants as our principal independent accountants. On the same date, we advised Amisano Hanson, Chartered Accountants, that it was dismissed as the Company’s independent accountants. Our board of directors approved the engagement of Davidson and the dismissal of Amisano Hanson by written resolution.

The information required by Item 304 of Regulation SB is disclosed in our Current Reports on Form 8-K filed with the SEC on March 3, 2006 and on June 7, 2006.

ITEM 8A.	CONTROLS AND PROCEDURES.

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

There were no changes in our internal control over financial reporting during the year ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

On January 23, 2007, the Company’s Board of Directors approved an offering on a private placement basis of up to 1,041,666 Units (the “Units”) at a price of $0.60 US per unit pursuant to Regulation S of the Securities Act of 1933. Each unit will consist of one share of the Company’s common stock and one share purchase warrant, each warrant entitling the holder thereof to purchase an additional share of the Company’s common stock at a price of $0.75 US for a period of two years from the date of issuance of the Units. Proceeds of the offering will be used for the development of the Company’s flying device and containment (hanger) technology and for general corporate purposes. There is no assurance that the offering or any part of it will be completed.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our officers and directors as of the date hereof:

Name	Age	Position
Rolf G. Horchler	60	Chief Executive Officer, Chief Financial Officer, President and Director
John Boschert	37	Secretary and Treasurer

Set forth below is a brief description of the background and business experience of our executive officers and sole director:

Rolf G. Horchler became our sole director and our Chief Executive Officer, Chief Financial Officer and President on April 19, 2006. Mr. Horchler has more than 30 years of experience in finance, operations, corporate acquisitions, strategic planning and human resource management, and has held a number of senior positions in different organizations.

From 1970 to 1988, Mr. Horchler held the position of commercial managing director at Scharmann GmbH & Co. KG in the machine tool industry, where he had responsibility over corporate finance, controllership functions and planning, purchasing and logistics and the IT department. In 1989, Mr. Horchler became the chief financial officer of Heyligenstaedt GmbH & Co. KG in the machine tool industry and remained there until 1991. From 1992 to 2001, Mr. Horchler was a member of Siempelkamp GmbH & Co. KG where his responsibilities included consolidations, controllership of more than 10 companies, corporate financing, trust planning, acting as the Chief Executive Officer of its IT subsidiary, and the acquisition of various companies. Since 2002, through Horchler Consulting and Management GmbH & Co. KG, Mr. Horchler has acted as a private consultant specializing in financing, strategic corporate realignments, and post-merger management. As a consultant, he has worked on the development of the finance department for Toshiba Imaging Systems Deutschland in Neuss, Germany; the assessment of the Enterprise Resource Planning (“ERP”) Systems; performing special functions for the senior management of Voith AG in Heidenheim, Germany; and the assessment of business strategies for companies such as Bergen Group AG in Cologne, Germany.

John Boschert has been our Secretary and Treasurer since April 19, 2006.

Mr. Boschert is a self-employed business consultant. From July 2003 to June 2005, he was the president and owner of a food and beverage company based in Port Alberni, British Columbia, Canada. From 1999 to 2003, he served as a business consultant and officer of Qincom Networks Inc., a telecommunications services provider. From 1998 to 2002, he served as a business consultant and director of Universal Domains, Inc., a food services and domain name provider.

Since July 22, 2002, Mr. Boschert has been the Secretary, Treasurer and a member of the Board of Directors of Balsam Ventures Inc., a company engaged in sub-licensing and manufacturing self-cooling beverage containers.

Since June 28, 2005, Mr. Boschert has been the Secretary of Clyvia Inc., a company that, through its German subsidiary, Clyvia Technology GmbH, is developing a proprietary technology that utilizes a process known as fractional depolymerization to produce diesel fuel and heating oil from various forms of recyclable waste materials, including vegetable oils, plastics and organic solids.

Since November 13, 2006, Mr. Boschert has been the Chief Financial Officer, Treasurer and Secretary and, since May 30, 2006, he has been a member of the board of directors, of Vitavea Inc., a company engaged in the marketing and distribution of nutritional supplements.

Term of Office

Our directors were elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

COMMITTEES OF THE BOARD OF DIRECTORS

Our board of directors does not maintain a separately-designated standing audit committee. As a result, our sole director acts as our audit committee. Mr. Horchler does not meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our board of directors at this time is prohibitive.

We presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Code of Ethics

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005, filed on January 30, 2006. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended October 31, 2006, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Rolf G. Horchler Chief Executive Office, Chief Financial Officer, President and Director	None	None	None

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
John Boschert Secretary and Treasurer	None	None	None
Inventa Holding GMBH Beneficial Owner	One	One	None

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us for the last three fiscal years.

Name	Title	Year Ended Oct 31	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	AWARDS		PAYOUTS	All Other Compen- sation ($)
						Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs* (#)	LTIP payouts ($)
Rolf G. Horchler(1)	CEO, CFO, President & Director	2006 2005 2004	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	0 N/A N/A	$0 N/A N/A	$0 N/A N/A
John Boschert(1)	Secretary and Treasurer	2006 2005 2004	$7,000 N/A N/A	$0 N/A N/A	$0 N/A N/A	$0 N/A N/A	0 N/A N/A	$0 N/A N/A	$0 N/A N/A
Perry Augustson(2)	Former Director, Former CEO, Former CFO, Former President, Former Secretary & Former Treasurer	2006 2005 2004	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	0 0 0	$0 $0 $0	$0 $0 $0
Dr. Manfred Sappok(3)	Managing Director, Skyflyer Technology GmbH	2006 2005 2004	$32,486 $19,650 N/A	$0 $0 N/A	$0 $0 N/A	$0 $0 N/A	0 0 N/A	$0 $0 N/A	$0 $0 N/A
Dieter Wagels(3)	Managing Director, Skyflyer Technology GmbH	2006 2005 2004	$28,932 $0 N/A	$0 $0 N/A	$3,963 $10,242 N/A	$0 $0 N/A	0 0 N/A	$0 $0 N/A	$0 $0 N/A

(1)

Mr. Horchler and Mr. Boschert were appointed to their respective positions on April 19, 2006, upon our acquisition of Skyflyer GmbH. Prior to this time, neither Mr. Horchler nor Mr. Boschert held any positions with either of Triton or Skyflyer GmbH.

(2)	Mr. Augustson was our sole director and sole executive officer from the date of our inception to April 19, 2006. Mr. Augustson resigned upon completion of our acquisition of Skyflyer GmbH.

(3)

The amounts paid to Dr. Sappok and Mr. Wagels during our 2005 fiscal year were amounts paid by Skyflyer GmbH prior to the acquisition. Skyflyer GmbH was incorporated on April 14, 2005. The amounts paid to Mr. Wagels as other annual compensation during our 2005 fiscal year were paid as management fees to DAST GmbH, a company of which Mr. Wagels is the principal. In addition, $3,963 of the amounts paid to Mr. Wages during our 2006 fiscal year are reported as other annual compensation as they were paid as management fees to DAST GmbH.

STOCK OPTION GRANTS

Since our inception on May 18, 2004, we have not granted any stock options or stock appreciation rights to any of our executive officers.

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

COMPENSATION OF DIRECTORS

We have no arrangements for the compensation of any of our directors.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors other than as described below.

Skyflyer GmbH has an employment agreement with Dr. Sappok, pursuant to which Skyflyer GmbH has agreed to pay Dr. Sappok management fees in the amount of EUR 2,330 (approximately $2,960 US) per month, beginning June 1, 2005, plus a management bonus of 1.5% of the selling price for each flying device sold. This agreement extends for an indefinite term and may be terminated at the end of each calendar year by providing one year’s written notice.

Skyflyer GmbH has an employment agreement with Mr. Wagels, pursuant to which Skyflyer GmbH has agreed to pay Mr. Wagels management fees in the amount of EUR 2,330 (approximately $2,960 US) per month, beginning January 1, 2006. This agreement has a fixed period until December 31, 2008. If the agreement is not terminated by December 31, 2008, it will extend for an additional three years.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 18, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Rolf G. Horchler Director, Chief Executive Officer, President, Chief Financial Officer Wilhelm von Juelich Str. 58a D 41 179, Moenchengladbach, Germany	Nil	Nil
Common Stock	John Boschert Secretary and Treasurer 1480 Gulf Road, Suite 204 Point Roberts, WA 98281	Nil	Nil
Common Stock	Dr. Manfred Sappok Managing Director, Skyflyer Technology GmbH Friedrich-List-Allee 10 D-41844 Wegberg - Wildenrath Germany	Nil(2)	Nil
Common Stock	Dieter Wagels Managing Director, Skyflyer Technology GmbH Friedrich-List-Allee 10 D-41844 Wegberg - Wildenrath Germany	Nil(3)	Nil
Common Stock	All Directors and Executive Officers as a Group (4 persons)	Nil	Nil
5% STOCKHOLDERS
Common Stock	Inventa Holding GmbH Friedrich-List-Allee 10 D-41844 Wegberg - Wildenrath Germany	72,000,000(4) Direct	69.8%

Notes:
(1)

Based on 103,200,000 shares of our common stock issued and outstanding as of January 18, 2007. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 18, 2007.

(2)

Dr. Sappok is a managing director of Inventa Holding GmbH and owns 37.5% of Inventa Holding GmbH; however he does not, himself, have the ability to direct the voting or disposition of the shares of our common stock owned by Inventa Holding GmbH.

(3)

Mr. Wagels is a managing director of Inventa Holding GmbH and owns 37.5% of Inventa Holding GmbH; however he does not, himself, have the ability to direct the voting or disposition of the shares of our common stock owned by Inventa Holding GmbH.

(4)

Dr. Sappok and Mr. Wagels are each managing directors of Inventa Holding GmbH and each owns 37.5% of Inventa Holding GmbH. However, neither of Dr. Sappok or Mr. Wagels has, by themselves, the ability to direct the voting or disposition of the shares of our common stock owned by Inventa Holding GmbH.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Dr. Manfred Sappok and Mr. Dieter Wagels are the founders of Skyflyer GmbH and, as such, may be viewed as promoters as contemplated by Item 404(d) of Regulation SB. Dr. Sappok and Mr. Wagels each own approximately 37.5% of Inventa Holding GmbH. In order to acquire our interest in Skyflyer GmbH, we issued to Inventa 33,000,000 shares of our common stock. As consideration, we received all of the outstanding shares of Skyflyer GmbH. The shares issued to Inventa were sold pursuant to Regulation S promulgated under the Securities Act of 1933 on the basis of representations provided by Inventa that it is not a “U.S. person” as defined in Regulation S.

On or about April 19, 2006, Skyflyer GmbH acquired title to the patent applications filed by Mr. Wagels with respect to the flying device and the flight facility in consideration for payments made by Skyflyer GmbH for the development of the technology underlying those patent applications and for an additional payment of EUR 10.00 ($12.00) .

ITEM 13.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Property Agreement dated effective July 5, 2004 between Decoors Mining Corp. and Triton Resources, Inc.(1)
10.2	Trust Agreement dated July 5, 2004 between Triton Resources, Inc. and Perry Augustson.(1)
10.3	Declaration of Trust by Perry Augustson dated January 1, 2006.(2)
10.4	Share Purchase Agreement between Inventa Holding GmbH, Triton Resources, Inc., Skyflyer Technology GmbH and Perry Augustson, dated for reference the 31st day of March, 2006.(3)
10.5	Agreement and Deed of Transfer between Inventa Holding GmbH and Triton Resources, Inc. dated for reference as of the 19th day of April, 2006.(4)
10.6	Patent Transfer Agreement between Dieter Wagels and Skyflyer Technology GmbH, dated effective as of April 17, 2006.(4)
10.7	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 8, 2006 (translated from German to English).(5)
10.8	Employment contract between Skyflyer Technology GmbH and Dr. Manfred Sappok, dated for reference as of June 1, 2005 (translated from German to English).
10.9	Employment contract between Skyflyer Technology GmbH and Dieter Wagels, dated for reference as of January 1, 2006 (translated from German to English).
14.1	Code of Ethics.(2)
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 26, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on December 15, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended October 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2006	Year Ended October 31, 2005
Audit Fees	$31,811	$6,030
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$31,811	$6,030

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYFLYER INC.

Date:	January 29, 2007	By:	/s/ Rolf G. Horchler
ROLF G. HORCHLER
Chief Executive Officer, Chief Financial Officer and
President
(Principal Executive Officer
and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 29, 2007	By:	/s/ Rolf G. Horchler
ROLF G. HORCHLER
Chief Executive Officer, Chief Financial Officer and
President
(Principal Executive Officer
and Principal Accounting Officer )
Director

Date:	January 29, 2007	By:	/s/ John Boschert
JOHN BOSCHERT
Secretary and Treasurer