Form 10QSB
period 2007-01-31
SKYFLYER INC.
filed 2007-03-26
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-51261

SKYFLYER INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	20-1147435
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

#205 – 1480 Gulf Road Point Roberts, WA 98281
(Address of principal executive offices)

(360) 927-7354
Issuer's telephone number

NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 21, 2007, the Issuer had 103,200,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SKYFLYER INC.

(formerly Triton Resources, Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

January 31, 2007
(Unaudited)

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

January 31,
2007

ASSETS

Current Assets
Other receivables	$5,352
Prepaid expenses	20,048
Deferred tax asset, less valuation allowance of $179,883	-

Total Current Assets	25,400

Equipment (Note 4)	27,253
Patents (Note 4)	57,997

Total Assets	$110,650

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank indebtedness	$1,185
Accounts payable and accrued liabilities	89,982
Loans payable –current (Note 5, 7)	123,247
Total Current Liabilities	214,414

Loans payable (Note 6)	157,835

Total Liabilities	372,249

Commitments (Note 10)

Stockholders’ Deficit
Common stock (Note 8)
Authorized
975,000,000 common shares, par value $0.001
Issued and outstanding
103,200,000	103,200
Additional paid-in capital	-
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(5,654)
Deficit	(22,294)
Deficit accumulated during the development stage	(336,851)

Total Stockholders’ Deficit	(261,599)

Total Liabilities and Stockholders’ Deficit	$110,650

The accompanying notes are an integral part of these consolidated financial statements.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Three	Three
	From Inception	Months	Months
	(April 14, 2005)	Ended	Ended
	to January 31,	January 31,	January 31,
	2007	2007	2006

EXPENSES

Amortization	$1,136	$170	$155
Professional fees	143,939	26,550	13,672
Management fees	128,147	23,874	15,072
Other operating expenses	54,849	4,091	2,245
Foreign currency loss (gain)	12	(217)	-

LOSS BEFORE OTHER ITEM AND INCOME TAXES	328,083	54,468	31,144

Interest expense	8,768	3,152	156

LOSS BEFORE INCOME TAXES	336,851	57,620	31,300

Provision for income taxes	-	-	-

NET LOSS	336,851	57,620	31,300

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	5,654	1,107	387

COMPREHENSIVE LOSS	$342,505	$58,727	$31,687

BASIC AND DILUTED NET LOSS PER SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		103,200,000	70,200,000

The accompanying notes are an integral part of these consolidated financial statements.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Three	Three
	From Inception	Months	Months
	(April 14, 2005)	Ended	Ended
	to January 31,	January 31,	January 31,
	2007	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(336,851)	$(57,620)	$(31,300)
Adjustments to reconcile net income to cash used in development stage activities:
Amortization	1,136	170	155
Change in operating assets and liabilities
Increase in other receivables	(5,279)	(4,550)	(2,171)
Increase in prepaid expenses	(19,095)	(49)	-
Increase (decrease) in accounts payable and accrued liabilities	46,798	45,626	(21,471)
Increase in accrued interest payable	7,963	3,152	-

Net cash used in operating activities	(305,328)	(13,271)	(54,787)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(28,390)	-	(1,164)
Acquisition of patents	(57,997)	(15,689)	(1,048)

Net cash used in investing activities	(86,387)	(15,689)	(2,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired from Triton Resources, Inc.	18,538	-	-
Bank Indebtedness	1,190	1,190	-
Issuance of capital stock for cash	32,275	-	-
Shareholder contributions	72,947	-	5,277
Proceeds from loan receivable	-	-	(65)
Proceeds from loans payable	271,160	13,018	54,609

Net cash provided by financing activities	396,110	14,208	59,821

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH AND CASH EQUIVALENTS DURING THE PERIOD	(4,395)	951	(387)

NET INCREASE IN CASH	-	(13,801)	2,435

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	13,801	11,187

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-	$13,622

The accompanying notes are an integral part of these consolidated financial statements.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007
(Unaudited)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Skyflyer Inc. (formerly Triton Resources, Inc.) (the “Company”) was incorporated on May 18, 2004, under the Laws of the State of Nevada and was in the business of exploring mineral properties. Effective April 19, 2006, the Company acquired 100% of the issued and outstanding shares of Skyflyer Technology GmbH (“Skyflyer Technology”), a company engaged in the development and commercialization of a one person, recreation flying device. The Company has abandoned its mineral exploration business in order to focus its resources on the development of Skyflyer Technology’s proprietary technology. The Company is considered to be a development stage company, as it has not generated revenues from operations.

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

The unaudited consolidated financial statements of the Company prior to April 19, 2006 are those of Skyflyer Technology. The Company’s date of incorporation is considered to be April 14, 2005, the date of inception of Skyflyer Technology. Effective October 17, 2006, the Company changed its name from Triton Resources, Inc. to Skyflyer Inc.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at January 31, 2007 and for all periods presented, have been included. Interim results for the period ended January 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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
January 31, 2007
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
January 31, 2007
(Unaudited)

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
January 31, 2007
(Unaudited)

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

As of January 31, 2007, there was no stock compensation granted.

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
January 31, 2007
(Unaudited)

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

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(q) Recent accounting pronouncements (continued)

in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Company is required to apply the guidance in FIN 46R-6 prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006.

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

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statements.

(r) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

4.	EQUIPMENT AND PATENTS

Equipment

January 31,
2007

Construction in progress -Aircraft	$20,635
Construction in progress -Motorcycle	5,858
26,493

Computer equipment	1,897
Accumulated depreciation	(1,137)
760

Net book value	$27,253

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007
(Unaudited)

4.	EQUIPMENT AND PATENTS (continued)

Equipment (continued)

During the period ended January 31, 2007, the Company did not amortize its aircraft or motorcycle equipment as construction has not yet been completed. The net carrying amount of aircraft and motorcycle not being amortized was $26,493 as of January 31, 2007.

Patents

January 31,
2007

Patents	$57,997
Accumulated depreciation	-

Net book value	$57,997

During the period ended January 31, 2007, the Company did not amortize its patents as the patents have not yet been awarded and/or they have not begun to generate revenues. The net carrying amount of patents not being amortized was $57,997 as of January 31, 2007.

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

During the year ended October 31, 2006, a loan was granted from a third party company for Euro 25,000 (US -$32,400). The loan is non-interest bearing and has no specific terms for repayment.

During the year ended October 31, 2006, a loan was granted from a third party company for Euro 60,000 (US -$77,760). The loan is non-interest bearing and has no specific terms for repayment. The third party company may make a demand for payment by providing four month’s advance notice, in writing.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007
(Unaudited)

6.	LOANS PAYABLE

During the year ended October 31, 2006, two loans were granted from a third party company for $50,000 and $100,000. The loans bear interest at 8% per annum, are compounded annually, and are due May 16, 2008 and June 19, 2008 respectively. Interest expense accrued for the three months ended January 31, 2007 totaled $3,025.

7.	RELATED PARTY TRANSACTIONS

Loans Payable –Current

During the three months ended January, 31, 2007, a loan was granted from a company owned by a managing director of Skyflyer Technology for Euro 10,000 (US -$12,960). The loan bears interest at 7% and is due August 1, 2007. The lender may make a demand for payment by providing one month’s advance notice, in writing. Interest expense accrued for the three months ended January 31, 2007 totaled Euro 98 (US $127).

Other

At January 31, 2007, included in other receivables is Euro 2,885 (US -$3,740) owed from a company with common directors of Skyflyer Technology for the use of a vehicle. Vehicle costs reimbursed for the three months ended January 31, 2007 totaled Euro 4,056 (US -$5,280) and are included in other operating costs on the statement of operations.

At January 31, 2007, included in accounts payable and accrued liabilities is CAD $541 (US -$459) and $1,500 owed to an officer of the Company for reimbursement of expenses and consulting fees, respectively.

Consulting fees paid to an officer of the Company for the three months ended January 31, 2007 totaled $3,000. Management fees paid to officers and directors of Skyflyer Technology for the three months ended January 31, 2007 totaled Euro 13,980 (US -$18,199). Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2007
(Unaudited)

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

10.	COMMITMENTS

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
(Expressed in U.S. Dollars)
January 31, 2007
(Unaudited)

10.	COMMITMENTS (continued)

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

11.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative
	Amounts from
	Inception
	(April 14,	Three Months	Three Months
	2005) to	Ended	Ended
	January 31,	January, 31	January, 31
	2007	2007	2006

Cash paid for:
Interest	$805	$-	$-
Income taxes	$-	$-	$-

Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the period from inception (April 14, 2005) to October 31, 2005, the Company issued 33,000,000 common shares for the acquisition of Skyflyer Technology.

12.	SUBSEQUENT EVENT

On January 23, 2007, the Company approved a private placement offering for a total of 1,041,666 units at a price of $0.60 per unit, for total proceeds of $625,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.75 per share for a period of two years from the date of closing.

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

As used in this Quarterly Report on Form 10-QSB, the terms "we,” "us,” "our,” “Skyflyer” and the “Company” mean Skyflyer Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

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

Recent Corporate Developments

Since our most recent fiscal year ended October 31, 2006, we have experienced the following significant corporate developments in our business:

1.

On December 8, 2006, our wholly owned operating subsidiary, Skyflyer GmbH entered into a short term loan agreement with Dast GmbH. Dast GmbH is a company wholly owned by Dieter Wagels, one of the managing directors of Skyflyer GmbH. The loan is for EUR 10,000 ($13,000) and is payable by August 1, 2007, with interest payable at a rate of 7% per annum. Dast GmbH may make demand for early payment of the amounts owing under the loan agreement by providing one month’s advance notice, in writing.

2.

On January 23, 2007, we approved an offering on a private placement basis of 1,041,666 units at a price of $0.60 per unit to non-U.S. persons pursuant to Regulation S of the Securities Act of 1933. Each unit consists of one share of our common stock and one share purchase warrant, each warrant entitling the holder thereof to purchase an additional share of our common stock at a price of $0.75 for a period of two years from the date of issuance.

PLAN OF OPERATION

Our plan of operation for the next twelve months will depend primarily upon our ability to obtain the funding necessary to engage in our research and development efforts. During the three months ended January 31, 2007, we were not able to obtain sufficient financing for us to proceed with our plan of operation, and as such, no progress was made under our research and development plan.

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

Construction and testing of the flying device prototype is expected to take place in Wegberg, Germany. As such, the costs of constructing the prototype have first been estimated in Euros and converted to US dollars at an approximate exchange rate of $1.30 per EUR, which is equal to the approximate exchange rate as at January 31, 2007, the end of our most recent fiscal quarter. We estimate that it will cost approximately EUR 510,000 ($663,000) to complete construction of the full-sized prototype. This amount can be broken down as follows:

	Approximate Cost (Euros)	Approximate Cost (USD)
Materials and parts	EUR 220,000	$286,000
Personnel and labor	EUR 130,000	$169,000
Equipment	EUR 15,000	$19,500
Electronic components	EUR 50,000	$65,000
Testing	EUR 50,000	$65,000
Contingency	EUR 45,000	$58,500
Total	EUR 510,000	$663,000

Initially, the prototype is expected to have only a basic navigation system that will allow the flying device to be steered along all three axis lines (forwards – backwards, up – down, and left – right). If we are successful in constructing a working, full-scale prototype of the flying device, of which there are no assurances, we will focus our attention on the design, development and construction of an electronic control and guidance system that includes a GPS tracking system, ultrasonic proximity sensors and a remote control override. The purpose of this advanced guidance system will be to allow the flying device to be operated indoors, within the flight facility, by assisting the pilot in avoiding collisions and allowing for operators of the flight facility to remotely take control of the flyer. The design and construction of this navigation system is expected to cost approximately EUR 2,500,000 ($3,250,000) and is expected to take approximately one to two years to develop. We expect that a large part of the development process for the advanced guidance system will be contracted to outside consultants.

In addition to the amounts described above, we anticipate that we will require an additional $50,000 for general administrative purposes and to pay for the legal and accounting fees associated with meeting our ongoing reporting obligations under applicable US securities laws.

RESULTS OF OPERATIONS

Under generally accepted accounting principles, the acquisition of Skyflyer GmbH has been accounted for as a recapitalization of Skyflyer and Skyflyer GmbH has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements are presented as a continuation of the operations of Skyflyer GmbH and not Skyflyer. The financial information provided below for the periods ended January 31, 2006 represent the operations of Skyflyer GmbH. The operations of Skyflyer are included from the effective date of the acquisition, April 19, 2006.

First Quarter Summary

	First Quarter Ended January 31,
			Percentage
	2007	2006	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(54,468)	(31,144)	74.9%
Interest Expense	(3,152)	(156)	1,920.5%
Net Loss	$(57,620)	$(31,300)	84.1%

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

Expenses

We incurred the following expenses during the three month period ended January 31, 2007:

	Three Months Ended January 31,
			Percentage
	2007	2006	Increase / (Decrease)
Amortization	$170	$155	9.7%
Professional fees	26,550	13,672	94.2%
Management fees	23,874	15,072	58.4%
Other operating expenses	4,091	2,245	82.2%
Foreign currency loss	(217)	-	n/a
Total Expenses	$54,468	$31,144	74.9%

Management fees include amounts paid as compensation to our officers and directors and to the officers and directors of Skyflyer GmbH. Increased management fees are composed primarily of amounts paid to Dieter Wagels, one of Skyflyer GmbH’s managing directors, under the terms of his employment agreement which commenced on January 1, 2006. Additional professional fees for the period ended January 31, 2007 include legal and accounting fees incurred by us and Skyflyer GmbH in respect of meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

We anticipate that our expenses will increase significantly as we undertake our research and development program for the flying device and the flight facility.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2007	At October 31, 2006	Increase / (Decrease)
Current Assets	$25,400	$34,240	(25.8)%
Current Liabilities	(214,414)	(152,033)	41.0%
Working Capital (Deficit)	$(189,014)	$(117,793)	60.5%

Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2007	January 31, 2006
Cash Flows used in Operating Activities	$(13,271)	$(54,787)
Cash Flows used in Investing Activities	(15,689)	(2,212)
Cash Flows from Financing Activities	14,208	59,821
Effect of Foreign Currency Translations	951	(387)
Net Increase in Cash During Period	$(13,801)	$2,435

The decrease in our working capital at January 31, 2007 from January 31, 2006 is primarily a result of the increase in the amounts spent on professional fees and management fees, and from the fact that we had no revenues during the three months ended January 31, 2007.

As at January 31, 2007, we had a cash overdraw of $1,185. Current assets at January 31, 2007 were comprised primarily of Value Added Taxes receivable in Germany and prepaid vehicle insurance and lease payments. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues from our operations until such time as we have completed the development of our proposed flying device and/or flight facility, of which there are no assurances. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term.

On January 23, 2007, we approved an offering on a private placement basis of 1,041,666 units at a price of $0.60 per unit to non-U.S. persons pursuant to Regulation S of the Securities Act. Each unit consists of one share of our common stock and one share purchase warrant, each warrant entitling the holder thereof to purchase an additional share of our common stock at a price of $0.75 for a period of two years from the date of issuance. To date, no units under this offering have been sold. There is no assurance that this offering or any part of it will be completed.

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

Our significant accounting policies are described at Note 3 to our financial statements for the period ended January 31, 2007.

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

We Require Additional Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require EUR 510,000 ($663,000) to complete the construction of the prototype for the flying device, plus an additional $50,000 to meet the administrative costs of running our business. In addition, if we are successful in building a working prototype of the flying device, of which there is no assurance, we will begin the development of an advance electronic navigation system for the flying device, which is expected to cost approximately EUR 2,500,000 ($3,250,000).

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws.(1)
10.1	Property Agreement dated effective July 5, 2004 between Decoors Mining Corp. and Triton Resources, Inc.(1)
10.2	Trust Agreement dated July 5, 2004 between Triton Resources, Inc. and Perry Augustson.(1)
10.3	Declaration of Trust by Perry Augustson dated January 1, 2006.(2)
10.4	Share Purchase Agreement between Inventa Holding GmbH, Triton Resources, Inc., Skyflyer Technology GmbH and Perry Augustson, dated for reference the 31st day of March, 2006.(3)
10.5	Agreement and Deed of Transfer between Inventa Holding GmbH and Triton Resources, Inc. dated for reference as of the 19th day of April, 2006.(4)
10.6	Patent Transfer Agreement between Dieter Wagels and Skyflyer Technology GmbH, dated effective as of April 17, 2006.(4)
10.7	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 8, 2006.(5)
10.8	Employment contract between Skyflyer Technology GmbH and Dr. Manfred Sappok, dated for reference as of June 1, 2005 (translated from German to English).(6)

Exhibit
Number	Description of Exhibits
10.9	Employment contract between Skyflyer Technology GmbH and Dieter Wagels, dated for reference as of January 1, 2006 (translated from German to English).(6)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2006.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 10, 2006.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 26, 2006.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on January 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYFLYER INC.

Date:	March 26, 2007	By:	/s/ Rolf G. Horchler
ROLF G. HORCHLER
President, Chief Executive Officer
& Chief Financial Officer
(Principal Executive Officer
and Principal Accounting Officer)