Form 10QSB
period 2007-04-30
SKYFLYER INC.
filed 2007-06-19
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended April 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 13, 2007, the Issuer had 103,200,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SKYFLYER INC.

(formerly Triton Resources, Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

April 30, 2007
(Unaudited)

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

April 30,
2007

ASSETS

Current Assets
Other receivables	$12,528
Prepaid expenses	18,004
Deferred tax asset, less valuation allowance of $141,608	-

Total Current Assets	30,532

Equipment (Note 4)	30,721
Patents (Note 4)	77,630

Total Assets	$138,883

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank indebtedness	$32,986
Accounts payable and accrued liabilities	150,248
Accounts payable and accrued liabilities –related parties (Note 7)	7,360
Loans payable –current (Note 5)	14,004
Loans payable –current –related parties (Note 7)	116,022
Total Current Liabilities	320,620

Loans payable (Note 6)	160,762

Total Liabilities	481,382

Commitments (Note 10)

Stockholders’ Deficit
Common stock (Note 8)
Authorized
975,000,000 common shares, par value $0.001
Issued and outstanding
103,200,000	103,200
Additional paid-in capital	-
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(6,912)
Deficit	(22,294)
Deficit accumulated during the development stage	(416,493)

Total Stockholders’ Deficit	(342,499)

Total Liabilities and Stockholders’ Deficit	$138,883

The accompanying notes are an integral part of these consolidated financial statements.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Six	Six	Three	Three
	From Inception	Months	Months	Months	Months
	(April 14, 2005)	Ended	Ended	Ended	Ended
	to April 30,	April 30,	April 30,	April 30,	April 30,
	2007	2007	2006	2007	2006

EXPENSES

Amortization	$1,309	$343	$312	$173	$157
Professional fees	170,537	53,148	32,485	26,598	19,285
Management fees	147,019	42,746	32,832	21,548	17,759
Other operating expenses	85,378	34,620	18,547	27,853	15,883
Foreign currency loss (gain)	327	98	44	315	(7)

LOSS BEFORE OTHER ITEM AND
INCOME TAXES	404,570	130,955	84,220	76,487	53,077

Interest expense	11,923	6,307	805	3,155	649

LOSS BEFORE INCOME TAXES	416,493	137,262	85,025	79,642	53,726

Provision for income taxes	-	-	-	-	-

NET LOSS	416,493	137,262	85,025	79,642	53,726

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	6,912	2,365	2,730	1,258	2,343

COMPREHENSIVE LOSS	$423,405	$139,627	$87,755	$80,900	$56,069

BASIC AND DILUTED NET LOSS PER SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		103,200,000	72,387,845	103,200,000	74,649,438

The accompanying notes are an integral part of these consolidated financial statements.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Six	Six
	From Inception	Months	Months
	(April 14, 2005)	Ended	Ended
	to April 30,	April 30,	April 30,
	2007	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(416,493)	$(137,262)	$(85,025)
Adjustments to reconcile net income to cash used in development stage activities:
Amortization	1,309	343	315
Change in operating assets and liabilities
Decrease (increase) in other receivables	(11,965)	(11,226)	9,439
Decrease (increase) in prepaid expenses	(16,105)	2,941	(23,931)
Increase in accounts payable and accrued liabilities	103,439	102,257	7,332
Increase in accounts payable and accrued liabilities –related parties	7,123	7,123	-
Increase in accrued interest payable	11,117	6,306	-

Net cash used in operating activities	(321,575)	(29,518)	(91,870)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(28,390)	-	(2,317)
Acquisition of patents	(71,731)	(29,423)	(1,119)

Net cash used in investing activities	(100,121)	(29,423)	(3,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired from Triton Resources, Inc.	18,538	-	18,538
Bank Indebtedness	31,758	31,758	-
Issuance of capital stock for cash	32,275	-	-
Shareholder contributions	72,947	-	(11,896)
Proceeds from loan receivable	-	-	12,060
Proceeds from loans payable	258,142	-	102,602
Proceeds from loans payable –related parties	13,139	13,139	-

Net cash provided by financing activities	426,799	44,897	121,304

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH AND CASH EQUIVALENTS DURING THE PERIOD	(5,103)	243	1,316

NET INCREASE (DECREASE) IN CASH	-	(13,801)	27,314

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	13,801	11,187

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-	$38,501

The accompanying notes are an integral part of these consolidated financial statements.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2007
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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at April 30, 2007 and for all periods presented, have been included. Interim results for the period ended April 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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
April 30, 2007
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America and are stated in U.S. dollars. The significant accounting policies adopted by the Company are as follows:

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

The functional currency of the Company is the U.S. dollar. The Company’s subsidiary, Skyflyer Technology, uses the Euro as its functional currency. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains and losses arising on translation of foreign currency items are included in the statement of operations.

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
April 30, 2007
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

(h) Goodwill and intangible assets

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Intangible Assets,” which requires that costs of internally developing, maintaining or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole, be recognized as an expense when incurred. Goodwill and intangible assets acquired for fair value having definite lives are amortized over their useful life.

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
April 30, 2007
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

Effective February 1, 2006, the Company accounts for stock-based compensation issued to employees in accordance with the provisions of SFAS 123R, “Share-Based Payment.” which superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and the consensus in Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”

As of April 30, 2007, there have been no stock options granted.

	(m)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of April 30, 2007, there were no potentially dilutive securities outstanding.

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
April 30, 2007
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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year

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

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2007
(Unaudited)

4.	EQUIPMENT AND PATENTS

Equipment

April 30,
2007

Construction in progress -Aircraft	$23,377
Construction in progress -Motorcycle	6,630
30,007

Computer equipment	2,023
Accumulated depreciation	(1,309)
714

Net book value	$30,721

During the period ended April 30, 2007, the Company did not amortize its aircraft or motorcycle equipment as construction has not yet been completed. The net carrying amount of aircraft and motorcycle not being amortized was $30,007 as of April 30, 2007.

Patents

April 30,
2007

Patents	$77,630
Accumulated depreciation	-

Net book value	$77,630

During the period ended April 30, 2007, the Company did not amortize its patents as the patents have not yet been awarded and/or they have not begun to generate revenues. The net carrying amount of patents not being amortized was $77,630 as of April 30, 2007.

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
April 30, 2007
(Unaudited)

5.	LOANS PAYABLE - CURRENT

During the year ended October 31, 2006, a loan was granted from a third party company for Euro 25,000 (US - $34,123). The loan is non-interest bearing and has no specific terms for repayment.

During the year ended October 31, 2006, a loan was granted from a third party company for Euro 60,000 (US - $81,895). The loan is non-interest bearing and has no specific terms for repayment. The third party company may make a demand for payment by providing four month’s advance notice, in writing.

6.	LOANS PAYABLE

During the year ended October 31, 2006, two loans were granted from a third party company for $50,000 and $100,000. The loans bear interest at 8% per annum, are compounded annually, and are due May 16, 2008 and June 19, 2008 respectively. Interest expense accrued for the six and three months ended April 30, 2007 totaled $5,951 and $2,926, respectively.

7.	RELATED PARTY TRANSACTIONS

Loans Payable –Current

During the six months ended January, 31, 2007, a loan was granted from a company owned by a managing director of Skyflyer Technology for Euro 10,000 (US -$13,648). The loan bears interest at 7% and is due August 1, 2007. The lender may make a demand for payment by providing one month’s advance notice, in writing. Interest expense accrued for the six and three months ended April 30, 2007 totaled Euro 270 (US -$356) and Euro 172 (US -$229), respectively.

Other

At April 30, 2007, included in other receivables is Euro 3,066 (US -$4,185) owed from a company with common directors of Skyflyer Technology for the use of a vehicle. Vehicle costs reimbursed for the six and three months ended April 30, 2007 totaled Euro 6,633 (US -$8,699) and Euro 2,577 (US -$3,419), respectively, and are included in other operating costs on the statement of operations.

At April 30, 2007, included in accounts payable and accrued liabilities –related parties is $1,000 owed to an officer of the Company for consulting fees and Euro 4,660 (US -$6,360) owed to officers and directors of Skyflyer Technology for management fees.

Consulting fees paid to an officer of the Company for the six and three months ended April 30, 2007 totaled $6,000 and $3,000 respectively. Management fees paid to officers and directors of Skyflyer Technology for the six and three months ended April 30, 2007 totaled Euro 27,960 (US -$36,746) and Euro 13,980 (US -$18,548), respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2007
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

On February 8, 2006, Skyflyer Technology entered into a vehicle lease agreement that expires on February 9, 2009. The vehicle lease agreement required an initial payment of Euro 20,000 (US -$27,296) plus taxes and requires monthly lease payments of Euro 761 (US -$1,039) plus taxes. The initial payment is being expensed to the statement of operations over the term of the lease.

On January 1, 2006, Skyflyer Technology entered into an employment contract with a director and officer of Skyflyer Technology effective January 1, 2006, to pay monthly management fees of 2,330 Euro (US $3,180) and a management bonus based on of the selling price for each system sold to be determined at the end of 2007. The contract ends on December 31, 2008 and if not terminated at this date, will be extended for another three years. The contract may be terminated after December 31, 2008 by giving written notice of one year.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2007
(Unaudited)

10.	COMMITMENTS (continued)

On June 1, 2005, Skyflyer Technology entered into an employment contract with a director and officer of Skyflyer Technology effective June 1, 2005, to pay monthly management fees of 2,330 Euro (US $3,180) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract may be terminated at the end of each calendar year by giving written notice of one year.

11.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative
	Amounts from
	Inception (April	Six Months	Six Months
	14, 2005) to	Ended	Ended
	April 30,	April 30,	April 30,
	2007	2007	2006

Cash paid for:
Interest	$805	$-	$-
Income taxes	$-	$-	$-

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

Recent Corporate Developments

The following significant corporate developments have occurred since our January 31, 2007 quarter end:

1.

In March, 2007, we conducted a proof of concept experiment demonstrating that our conceptual designs for the Skyflyer VTOL (vertical take-off and landing) vehicle should be able to generate sufficient vertical thrust to create liftoff. During this experiment, our experts placed two conventional propeller units face down. These propeller units were then connected to a motorcycle engine with a maximum output capacity of approximately 150 hp. The engine’s transmission was rotated by 90 degrees so that the drive shaft was able to power the two propellers via a toothed drive belt. The entire apparatus was then placed onto four standing pipes that allowed the entire apparatus to move up and down. These pipes were then placed on four load cells which indicated the amount of force being exerted.

Measurements were first taken of the overall weight of the apparatus with the engine turned off. The total kilogram-force, or kiloponds, generated by the propellers was then calculated by measuring the decrease in weight with the engine and propellers turned on. Measurements taken by our team of experts indicated that, with the engine operating at maximum capacity, approximately 300 kp of vertical force was generated. Operating at a decreased output of approximately 100 hp, the apparatus generated approximately 200 kp of force.

Our technical experts believe that the above experiment indicates that our VTOL flying unit should able to achieve liftoff based on current design parameters. Our prototype design calls for 4 downward facing propellers to be powered by 2 to 4 engines with a maximum output capacity of approximately 100 hp per engine. Based on current design specifications, the entire flying unit is expected to with approximately 400 kg. As a result of the above experiment, our technical experts expect that 3 to 4 engines, generating a total of 300 to 400 hp, should be able to generate approximately 600 kp to 800 kp of vertical force, which would be more and sufficient to allow the prototype to achieve lift-off.

2.

In late March, 2007, we secured a commitment from JHT Jakobs Houben Technologie GmbH to assist Skyflyer GmbH in creating detailed designs for our VTOL prototype and in integrating the prototype’s component systems. JHT is a mechanical and plant engineering company with a service portfolio that includes project design, project management, engineering support and on-site assembly. JHT’s expertise ranges from welding technologies to hydraulic and pneumatic control systems. Alexander Houben, one of the principals of JHT is a recognized industry leader in 3D layout planning and 3D component design.

3.

In early April, 2007, we secured commitments from Professors Tim Nosper and Holger Voos of the University of Applied Sciences FH Ravensburg-Weingarten and the Steinbeis Transfer Center for Automotive Systems to assist Skyflyer GmbH in designing the control system hardware and software for our VTOL prototype. Professor Nosper is the head of the Steinbeis Transfer Center for Automotive Systems and lectures at the University of Applied Sciences FH Ravensburg-Weingarten, where he is in charge of the Vehicle Technology Department and is chairman of the examinations board. Professor Nosper is also responsible for the specialty areas of mathematics and mechatronics for the Vehicle Technology Department. Professor Voos is the Vice-Chairman of the Steinbeis Transfer Center for Automotive Systems and is a

member of the University’s Faculty of Electrical Engineering and Computer Science. The Steinbeis Transfer Center for Automotive Systems is a division of the Steinbeis Foundation, a charitable foundation based in Germany that actively supports technology and knowledge transfers and developments around the world. The Steinbeis Transfer Center for Automotive Systems specializes in the coordination and integration of various control interfaces, construction support and the testing of prototypes. The Center has also been involved in the development of steering and control units with artificial intelligence systems for missiles, together with mission management systems and collision avoidance systems for unmanned aerial vehicles (UAVs).

4.

In mid-April, 2007, Skyflyer GmbH commissioned the Technical University of Aachen, in co- operation with KMU Beratungs-GmbH, to design the cockpit for our Skyflyer prototype. Leading the cockpit design project will be Professor Johannes Gartzen, a member of the Technical Univesrity of Aachen’s Faculty of Mechanical Engineering and Mechatronics, and a principal of KMU Beratrungs-GmbH. Together with his team, Professor Gartzen will implement the design for the structural requirements of the cockpit. Detailed final designs will then be implemented by Profesor Gartzen’s team, together with consultants from KMU Beratungs- GmbH.

5.

In late April, 2007, we obtained commitments from Franz Dombrowa and Alfred Weiss to develop a marketing plan and strategy for our VTOL flyer. Mr. Dombrowa has occupied a number of management posts with major theme parks such as Warner Bros. Movie World and Disneyland Paris, and now provides consulting services to the leisure industry through his firm, Carpiem. Mr. Weiss has held a number of public positions in municipal marketing and has experience promoting local businesses. Mr. Weiss will act as a liaison with local governments and the public sector in an effort to ensure that Skyflyer GmbH is able to anticipate any potential bureaucratic hurdles, and is able to obtain any necessary bureaucratic approvals, in a timely manner. Mr. Dombrowa will work on developing marketing materials to be presented to theme park and leisure facility operators.

6.

In late April, 2007, we obtained a commitment from TUV Rheinland Industrie Service GmbH (“TUV”) to assist Skyflyer GmbH by providing technical supervision throughout the development of our VTOL flyer, focusing on technical safety issues. TUV will also conduct safety and other technical tests in order to ensure compliance with regulatory requirements. TUV Rheinland Industrie Service GmbH is a division of TUV Rheinland, headquartered in Cologne, Germany. TUV Rheinland is one of the leading worldwide providers of technical services.

PLAN OF OPERATION

Our plan of operation for the next twelve months will depend primarily upon our ability to obtain the funding necessary to engage in our research and development efforts. Although we have secured commitments from a number of parties to assist us in the development of our VTOL prototype, we have not yet been able to obtain sufficient financing for us to proceed with our plan of operation, and as such, no progress was made under our research and development plan.

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

Construction and testing of the flying device prototype is expected to take place in Wegberg, Germany. As such, the costs of constructing the prototype have first been estimated in Euros and converted to US dollars at an approximate exchange rate of $1.37 per EUR, which is equal to the approximate exchange rate as at April 30, 2007, the end of our most recent fiscal quarter. We estimate that it will cost approximately EUR 510,000 ($698,700) to complete construction of the full-sized prototype. This amount can be broken down as follows:

	Approximate Cost (Euros)	Approximate Cost (USD)
Materials and parts	EUR 220,000	$301,400
Personnel and labor	EUR 130,000	$178,100
Equipment	EUR 15,000	$20,500
Electronic components	EUR 50,000	$68,500
Testing	EUR 50,000	$68,500
Contingency	EUR 45,000	$61,700
Total	EUR 510,000	$698,700

Initially, the prototype is expected to have only a basic navigation system that will allow the flying device to be steered along all three axis lines (forwards – backwards, up – down, and left – right). If we are successful in constructing a working, full-scale prototype of the flying device, of which there are no assurances, we will focus our attention on the design, development and construction of an electronic control and guidance system that includes a GPS tracking system, ultrasonic proximity sensors and a remote control override. The purpose of this advanced guidance system will be to allow the flying device to be operated indoors, within the flight facility, by assisting the pilot in avoiding collisions and allowing for operators of the flight facility to remotely take control of the flyer. The design and construction of this navigation system is expected to cost approximately EUR 2,500,000 ($3,425,000) and is expected to take approximately one to two years to develop. We expect that a large part of the development process for the advanced guidance system will be contracted to outside consultants.

In addition to the amounts described above, we anticipate that we will require an additional $50,000 for general administrative purposes and to pay for the legal and accounting fees associated with meeting our ongoing reporting obligations under applicable US securities laws.

RESULTS OF OPERATIONS

Under generally accepted accounting principles, the acquisition of Skyflyer GmbH has been accounted for as a recapitalization of Skyflyer and Skyflyer GmbH has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements are presented as a continuation of the operations of Skyflyer GmbH and not Skyflyer. The financial information provided below for the periods ended April 30, 2006 represent the operations of Skyflyer GmbH. The operations of Skyflyer are included from the effective date of the acquisition, April 19, 2006.

Second Quarter and Six Months Summary

	Three Months Ended April 30,			Six Months Ended April 30,
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$--	$--	n/a	$-	$-	N/A
Expenses	(76,487)	(53,077)	44.1%	(130,955)	(84,220)	55.5%
Interest Expense	(3,155)	(649)	386.1%	(6,307)	(805)	683.5%
Net (Loss)	$(79,642)	$(53,726)	48.2%	$(137,262)	$(85,025)	61.4%

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

Expenses

We incurred the following expenses during the three and six month period ended April 30, 2007:

	Three Months Ended April 30			Six Months Ended April 30
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Amortization	$173	$157	10.2%	$343	$312	9.9%
Professional fees	26,598	19,285	37.9%	53,148	32,485	63.6%
Management fees	21,548	17,759	21.3%	42,746	32,832	30.2%
Other operating expenses	27,853	15,883	75.4%	34,620	18,547	86.7%
Foreign currency loss (gain)	315	(7)	(4,600)%	98	44	122.7%
TOTAL	$76,487	$53,077	44.1%	$130,955	$84,220	55.5%

Management fees include amounts paid as compensation to our officers and directors and to the officers and directors of Skyflyer GmbH. Increased management fees are composed primarily of amounts paid to Dieter Wagels, one of Skyflyer GmbH’s managing directors, under the terms of his employment agreement which commenced on January 1, 2006. Additional professional fees for the period ended April 30, 2007 relate primarily to legal and accounting fees incurred in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934. The increase in additional operating expenses relate primarily to expenses associated with our efforts to develop our business.

We anticipate that our expenses will increase significantly as we undertake our research and development program for the flying device and the flight facility.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2007	At October 31, 2006	Increase / (Decrease)
Current Assets	$30,532	$34,240	(10.8)%
Current Liabilities	(320,620)	(152,033)	110.9%
Working Capital (Deficit)	$(290,088)	$(117,793)	146.3%

Cash Flows
	Six Months Ended	Six Months Ended
	April 30, 2007	April 30, 2006
Cash Flows used in Operating Activities	$(29,518)	$(91,870)
Cash Flows used in Investing Activities	(29,423)	(3,436)
Cash Flows from Financing Activities	44,897	121,304
Effect of Foreign Currency Translations	243	1,316
Net Increase in Cash During Period	$(13,801)	$27,314

The decrease in our working capital at April 30, 2007 from April 30, 2006 is primarily a result of the increase in the amounts spent on professional fees and management fees, and from the fact that we had no revenues during the six months ended April 30, 2007.

As at April 30, 2007, we had a net cash overdraw of $32,986. Current assets at April 30, 2007 were comprised primarily of Value Added Taxes receivable in Germany and prepaid vehicle insurance and lease payments. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues from our operations until such time as we have completed the development of our proposed flying device and/or flight facility, of which there are no assurances. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term. If we are not able to obtain substantial financing, we may be forced to abandon our plan of operation and our business may fail.

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

Our significant accounting policies are described at Note 3 to our financial statements for the period ended April 30, 2007.

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

We Require Additional Financing

We do not currently have the financial resources to complete our plan of operation for the next twelve months. We anticipate that we will require EUR 510,000 (approximately $698,700) to complete the construction of the prototype for the flying device, plus an additional $50,000 to meet the administrative costs of running our business. In addition, if we are successful in building a working prototype of the flying device, of which there is no assurance, we will begin the development of an advance electronic navigation system for the flying device, which is expected to cost approximately EUR 2,500,000 ($3,425,000).

We currently do not have any financing arrangements in place and there is no assurance that we will be able to acquire sufficient financing on terms acceptable to us or at all. If financing is not available or obtainable, we will not be able to pursue our plan of operation and our business may fail.

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

SKYFLYER INC.

Date:	June 19, 2007	By:	/s/ Rolf G. Horchler
ROLF G. HORCHLER
President, Chief Executive Officer
& Chief Financial Officer
(Principal Executive Officer
and Principal Accounting Officer)