Form 10QSB
period 2007-07-31
SKYFLYER INC.
filed 2007-09-19
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended July 31, 2007

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
(Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 13, 2007, the Issuer had 103,200,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

SKYFLYER INC.

(formerly Triton Resources, Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

July 31, 2007
(Unaudited)

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

July 31,
2007

ASSETS

Current Assets
Other receivables	$5,993
Prepaid expenses	14,947
Deferred tax asset, less valuation allowance of $164,788	-
Total Current Assets	20,940

Equipment (Note 4)	31,356
Patents (Note 4)	86,222

Total Assets	$138,518

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank indebtedness	$40,141
Accounts payable and accrued liabilities	190,105
Accounts payable and accrued liabilities –related parties (Note 7)	13,237
Loans payable –current (Note 5)	126,057
Loans payable –current –related parties (Note 7)	16,095
Total Current Liabilities	385,635

Loans payable (Note 6)	163,929

Total Liabilities	549,564

Commitments (Note 10)

Stockholders’ Deficit
Common stock (Note 8)
Authorized
975,000,000 common shares, par value $0.001
Issued and outstanding
103,200,000	103,200
Additional paid-in capital	-
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(7,282)
Deficit	(22,294)
Deficit accumulated during the development stage	(484,670)

Total Stockholders’ Deficit	(411,046)

Total Liabilities and Stockholders’ Deficit	$138,518

The accompanying notes are an integral part of these consolidated financial statements.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Nine	Nine	Three	Three
	From Inception	Months	Months	Months	Months
	(April 14, 2005)	Ended	Ended	Ended	Ended
	to July 31,	July 31,	July 31,	July 31,	July 31,
	2007	2007	2006	2007	2006

EXPENSES

Amortization	$1,486	$520	$478	$177	$166
Professional fees	202,958	85,569	54,883	32,421	21,452
Management fees	168,959	64,686	53,603	21,940	20,771
Other operating expenses	94,321	43,563	31,697	8,943	14,096
Foreign currency loss	500	271	107	173	63

LOSS BEFORE OTHER ITEM AND
INCOME TAXES	468,224	194,609	140,768	63,654	56,548

Interest expense	16,446	10,830	2,591	4,523	1,786

LOSS BEFORE INCOME TAXES	484,670	205,439	143,359	68,177	58,334

Provision for income taxes	-	-	-	-	-

NET LOSS	484,670	205,439	143,359	68,177	58,334

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	7,282	2,735	3,554	370	824

COMPREHENSIVE LOSS	$491,952	$208,174	$146,913	$68,547	$59,158

BASIC AND DILUTED NET LOSS PER SHARE		(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		103,200,000	82,771,429	103,200,000	103,200,000

The accompanying notes are an integral part of these consolidated financial statements.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts	Nine	Nine
	From Inception	Months	Months
	(April 14, 2005)	Ended	Ended
	to July 31,	July 31,	July 31,
	2007	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(484,670)	$(205,439)	$(143,359)
Adjustments to reconcile net income to cash used in development stage activities:
Amortization	1,486	520	478
Change in operating assets and liabilities
Decrease (increase) in other receivables	(5,712)	(4,983)	9,799
Decrease (increase) in prepaid expenses	(13,095)	5,951	(21,531)
Increase in accounts payable and accrued liabilities	143,021	141,849	(59,602)
Increase in accounts payable and accrued liabilities –related parties	12,941	12,941	-
Increase in accrued interest payable	14,528	9,717	-

Net cash used in operating activities	(331,501)	(39,444)	(214,215)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(29,171)	(781)	(3,093)
Acquisition of patents	(80,354)	(38,046)	(6,755)

Net cash used in investing activities	(109,525)	(38,827)	(9,848)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired from Triton Resources, Inc.	18,538	-	18,538
Bank indebtedness	39,026	39,026	-
Issuance of capital stock for cash	32,275	-	-
Shareholder contributions	72,947	-	5,277
Return of capital to shareholder			(17,173)
Proceeds from loan receivable	-	-	12,060
Proceeds from loans payable	268,142	10,000	250,263
Proceeds from loans payable –related parties	15,049	15,049	-

Net cash provided by financing activities	445,977	64,075	268,965

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH AND CASH EQUIVALENTS DURING THE PERIOD	(4,951)	395	4,229

NET INCREASE (DECREASE) IN CASH	-	(13,801)	49,131

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	13,801	11,187

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-	$60,318

The accompanying notes are an integral part of these consolidated financial statements.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2007
(Unaudited)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Skyflyer Inc. (formerly Triton Resources, Inc.) (the “Company”) was incorporated on May 18, 2004, under the Laws of the State of Nevada and was in the business of exploring mineral properties. Effective April 19, 2006, the Company acquired 100% of the issued and outstanding shares of Skyflyer Technology GmbH (“Skyflyer Technology”), a company engaged in the development and commercialization of a one or two person, recreation flying device. The Company has abandoned its mineral exploration business in order to focus its resources on the development of Skyflyer Technology’s proprietary technology. The Company is considered to be a development stage company, as it has not generated revenues from operations.

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at July 31, 2007 and for all periods presented, have been included. Interim results for the period ended July 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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
July 31, 2007
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
July 31, 2007
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
July 31, 2007
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

As of July 31, 2007, there have been no stock options granted.

	(m)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of July 31, 2007, there were no potentially dilutive securities outstanding.

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
July 31, 2007
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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statements.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2007
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(r) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

4.	EQUIPMENT AND PATENTS

Equipment

July 31,
2007

Construction in progress -Aircraft	$24,188
Construction in progress -Motorcycle	6,633
30,821

Computer equipment	2,018
Accumulated depreciation	(1,483)
535

Net book value	$31,356

During the period ended July 31, 2007, the Company did not amortize its aircraft or motorcycle equipment as construction has not yet been completed. The net carrying amount of aircraft and motorcycle not being amortized was $30,821 as of July 31, 2007.

Patents

July 31,
2007

Patents	$86,222
Accumulated depreciation	-

Net book value	$86,222

During the period ended July 31, 2007, the Company did not amortize its patents as the patents have not yet been awarded and/or they have not begun to generate revenues. The net carrying amount of patents not being amortized was $86,222 as of July 31, 2007.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2007
(Unaudited)

4.	EQUIPMENT AND PATENTS (continued)

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

During the nine months ended July 31, 2007, a loan was granted from a third party company for $10,000. The loan is non-interest bearing and has no specific terms for repayment.

During the year ended October 31, 2006, a loan was granted from a third party company for Euro 25,000 (US -$34,135). The loan is non-interest bearing and has no specific terms for repayment.

During the year ended October 31, 2006, a loan was granted from a third party company for Euro 60,000 (US -$81,922). The loan is non-interest bearing and has no specific terms for repayment. The third party company may make a demand for payment by providing four month’s advance notice, in writing.

6.	LOANS PAYABLE

During the year ended October 31, 2006, two loans were granted from a third party company for $50,000 and $100,000. The loans bear interest at 8% per annum, are compounded annually, and are due May 16, 2008 and June 19, 2008 respectively. Interest expense accrued for the nine and three months ended July 31, 2007 totaled $9,118 and $3,168, respectively.

7.	RELATED PARTY TRANSACTIONS

Loans Payable –Current

During the nine months ended July 31, 2007, a loan was granted from a company with common shareholders as Inventa for Euro 1,337 (US -$1,825). The loan is non-interest bearing and has no specific terms for repayment.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2007
(Unaudited)

7.	RELATED PARTY TRANSACTIONS (continued) Loans Payable –Current (continued)

During the nine months ended July 31, 2007, a loan was granted from a company owned by a managing director of Skyflyer Technology for Euro 10,000 (US -$13,654). The loan bears interest at 7% and was due August 1, 2007. On July 30, 2007, the loan was extended to December 31, 2007. The lender may make a demand for payment by providing one month’s advance notice, in writing. Interest expense accrued for the nine and three months ended July 31, 2007 totaled Euro 451 (US -$601) and Euro 181 (US -$245), respectively.

Other

At July 31, 2007, included in accounts payable and accrued liabilities –related parties is Euro 3,139 (US -$4,286) owed to a company with common directors of Skyflyer Technology for vehicle maintenance. Net vehicle costs reimbursed from a company with common directors of Skyflyer Technology for the nine and three months ended July 31, 2007 totaled Euro 9,666 (US -$12,808) and Euro 3,033 (US -$4,109), respectively, and are included in other operating costs on the statement of operations.

At July 31, 2007, included in accounts payable and accrued liabilities –related parties is $2,588 owed to an officer of the Company for consulting fees and reimbursement of expenses and Euro 4,660 (US -$6,363) owed to officers and directors of Skyflyer Technology for management fees.

Consulting fees paid to an officer of the Company for the nine and three months ended July 31, 2007 totaled $9,000 and $3,000 respectively. Management fees paid to officers and directors of Skyflyer Technology for the nine and three months ended July 31, 2007 totaled Euro 41,940 (US -$55,686) and Euro 13,980 (US -$18,940), respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

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
(Expressed in U.S. Dollars)
July 31, 2007
(Unaudited)

8.	COMMON STOCK (continued)

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

On April 17, 2006, Skyflyer Technology entered into a technology transfer agreement with a director and officer of Skyflyer Technology to formally acquire patents in consideration for the payments by Skyflyer Technology for the patents and patents pending applications and an additional payment of 10 Euro (US -$12). Skyflyer Technology agreed not to sell, assign or otherwise transfer title of the technology to any third party without the written consent of the inventor, provided that such consent shall not be unreasonably withheld.

On February 8, 2006, Skyflyer Technology entered into a vehicle lease agreement that expires on February 9, 2009. The vehicle lease agreement required an initial payment of Euro 20,000 (US -$27,296) plus taxes and requires monthly lease payments of Euro 761 (US -$1,039) plus taxes. The initial payment is being expensed to the statement of operations over the term of the lease.

On January 1, 2006, Skyflyer Technology entered into an employment contract with a director and officer of Skyflyer Technology effective January 1, 2006, to pay monthly management fees of 2,330 Euro (US -$3,180) and a management bonus based on of the selling price for each system sold to be determined at the end of 2007. The contract ends on December 31, 2008 and if not terminated at this date, will be extended for another three years. The contract may be terminated after December 31, 2008 by giving written notice of one year.

On June 1, 2005, Skyflyer Technology entered into an employment contract with a director and officer of Skyflyer Technology effective June 1, 2005, to pay monthly management fees of 2,330 Euro (US -$3,180) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract may be terminated at the end of each calendar year by giving written notice of one year. On July 1, 2007, the director and officer of Skyflyer Technology resigned, effective August 1, 2007.

SKYFLYER INC.
(formerly Triton Resources, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2007
(Unaudited)

11.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative
	Amounts from
	Inception (April	Nine Months	Nine Months
	14, 2005) to	Ended	Ended
	July 31,	July 31,	July 31,
	2007	2007	2006

Cash paid for:
Interest	$1,915	$1,110	$-
Income taxes	$-	$-	$-

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Quarterly Report on Form 10-QSB, the terms "we,” "us,” "our,” “Skyflyer” and the “Company” mean Skyflyer Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

INTRODUCTION

We were incorporated on March 18, 2004 under the laws of the State of Nevada. Through our wholly owned subsidiary, Skyflyer Technology GmbH (“Skyflyer GmbH”), we are in the process of developing a recreational VTOL (vertical take-off and landing) flying machine that is expected to serve as a “flying go-kart” and an indoor facility in which the flying machine can operate.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine months ended July 31, 2007 and changes in our financial condition from October 31, 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended October 31, 2006.

PLAN OF OPERATION

Our plan of operation for the next twelve months will depend primarily upon our ability to obtain the funding necessary to engage in our research and development efforts. Although we have secured commitments from a number of parties to assist us in the development of our VTOL (vertical take-off and landing) prototype, we have not yet been able to obtain sufficient financing for us to proceed with our plan of operation, and as such, no progress has been made under our research and development plan. Although we will continue to seek financing for the development of our VTOL prototype, our management is also currently evaluating alternative business opportunities.

Assuming that we are able to obtain sufficient financing, of which there is no assurance, the first phase of our product development efforts will be to build a full-scale prototype of the VTOL flying device. The prototype is expected to take approximately six months to construct, and will involve the following:

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

Construction and testing of the flying device prototype is expected to take place in Wegberg, Germany. As such, the costs of constructing the prototype have first been estimated in Euros and converted to US dollars at an approximate exchange rate of $1.37 per EUR, which is equal to the approximate exchange rate as at July 31, 2007, the end of our most recent fiscal quarter. We estimate that it will cost approximately EUR 510,000 ($698,700) to complete construction of the full-sized prototype. This amount can be broken down as follows:

	Approximate Cost (Euros)	Approximate Cost (USD)
Materials and parts	EUR 220,000	$301,400
Personnel and labor	EUR 130,000	$178,100
Equipment	EUR 15,000	$20,550
Electronic components	EUR 50,000	$68,500
Testing	EUR 50,000	$68,500
Contingency	EUR 45,000	$61,650
Total	EUR 510,000	$698,700

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

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Three Months Ended July		Percentage	Nine Months Ended July		Percentage
	31,		Increase /	31,		Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$--	$--	n/a	$--	$--	n/a
Expenses	(63,654)	(56,548)	12.6%	(194,609)	(140,768)	38.2%
Interest Expense	(4,523)	(1,786)	153.2%	(10,830)	(2,591)	318.0%
Net (Loss)	$(68,177)	$(58,334)	16.9%	$(205,439)	$(143,359)	43.3%

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

Expenses

We incurred the following expenses during the three and nine month period ended July 31, 2007:

	Three Months Ended		Percentage	Nine Months Ended July		Percentage
	July 31		Increase /	31		Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Amortization	$177	$166	6.6%	$520	$478	8.8%
Professional fees	32,421	21,452	51.1%	85,569	54,883	55.9%
Management fees	21,940	20,771	5.6%	64,686	53,603	20.7%
Other operating expenses	8,943	14,096	(36.6)%	43,563	31,697	37.4%
Foreign currency loss	173	63	174.6%	271	107	153.3%
TOTAL	$63,654	$56,548	12.6%	$194,609	$140,768	38.2%

Management fees include amounts paid as compensation to our officers and directors and to the officers and directors of Skyflyer GmbH. Additional professional fees for the period ended July 31, 2007 relate primarily to legal and accounting fees incurred in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934. The increase in additional operating expenses during the six months ended July 31, 2007 relate primarily to expenses associated with our efforts to develop our business.

We anticipate that our expenses will increase significantly if we are able to obtain sufficient financing to allow us to undertake our research and development program for the flying device and the flight facility.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2007	At October 31, 2006	Increase / (Decrease)
Current Assets	$20,940	$34,240	(38.8)%
Current Liabilities	(385,635)	(152,033)	153.7%
Working Capital (Deficit)	$(364,695)	$(117,793)	209.6%

Cash Flows
	Nine Months Ended	Nine Months Ended
	July 31, 2007	July 31, 2006
Cash Flows used in Operating Activities	$(39,444)	$(214,215)
Cash Flows used in Investing Activities	(38,827)	(9,848)
Cash Flows from Financing Activities	64,075	268,965
Effect of Foreign Currency Translations	395	4,229
Net Increase (Decrease) in Cash During Period	$(13,801)	$49,131

The increase in our working capital deficit at July 31, 2007 from October 31, 2006 is primarily a result of the fact that we had no revenues or sources of long-term financing during the nine months ended July 31, 2007.

As at July 31, 2007, we had a net cash overdraw of $40,141. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues from our operations until such time as we have completed the development of our proposed flying device and/or flight facility, of which there are no assurances. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term. To date, we have been unable to obtain financing for our research and development program for the VTOL flying machine and the flight facility. As such, although we are still seeking to obtain financing for our research and development program, our management is also currently evaluating alternative business opportunities. However, even if our management identifies alternative business opportunities, our ability to pursue those opportunities will be dependent upon our obtaining additional financing. If we are not able to obtain substantial financing, our business may fail.

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

Any financing that we obtain is expected to be in the form of sales of our equity securities as sufficient long-term debt financing is not expected to be available to us. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. If we are not successful in raising sufficient financing, we will not be able to complete our research and development plans for the VTOL flying machine. Although our management is currently evaluating alternative business opportunities, we have not identified any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

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

Our significant accounting policies are described at Note 3 to our financial statements for the period ended July 31, 2007.

RISKS AND UNCERTAINTIES

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

We currently do not have any financing arrangements in place and there is no assurance that we will be able to acquire sufficient financing on terms acceptable to us or at all. To date, we have not been able to obtain financing for the development of they VTOL flying device or the flight facility and we may not ever be able to obtain such financing. Our management is currently evaluating our financing options as well as alternative business opportunities. However, if we are not able to obtain substantial long-term financing, our business may fail.

The Flying Device And the Flight Facility Are Still In The Research And Development Stage

To date, we have only constructed a small scale model of the flying device, which is approximately 1:6 of the expected size of the full-sized prototype. We are still in the process of developing the flying device and the flight facility, and have not earned any revenues from the sale of flying devices or the flight facility. In their current state of development, neither the flying device nor the flight facility is marketable as a product. There are no assurances that our product development programs for the flying device and the flight facility will be successful or that we will be able to develop any commercially marketable systems based on the technologies underlying those proposed products. Even if our development programs are successful, we do not anticipate that those programs will be completed in the near future.

We May Experience Delays In The Construction Of Our Prototype

If we are able to obtain financing for the development of a prototype for the VTOL flying device, of which there are no assurances, we expect to begin construction of the prototype within the next twelve months. Construction and testing of the prototype is expected to take approximately 6 months to complete. However, construction and development projects of this type often experience delays and technical difficulties. Our ability to complete construction on schedule is dependent on many circumstances, some of which may be outside of our control. These factors may include, but are not limited to, factors such as the availability of outside contractors, materials and equipment. In addition, although we believe that the principles underlying the design of the flying device are sound, they have been demonstrated only in our small-scale model of the flying device. Engineering problems can arise when attempting to scale up designs from the size of a model to the actual size of the prototype. Even if we are able to complete construction of the prototype as scheduled, there are no assurances that the prototype will perform as expected.

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

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change – 13-for-1 Stock Split effective September 30, 2005.

3.3	Certificate of Amendment to Articles – Name Change from Triton Resources, Inc. to Skyflyer Inc. effective October 17, 2006.

3.4	Bylaws.(1)

10.1	Property Agreement dated effective July 5, 2004 between Decoors Mining Corp. and Triton Resources, Inc.(1)

10.2	Trust Agreement dated July 5, 2004 between Triton Resources, Inc. and Perry Augustson.(1)

10.3	Declaration of Trust by Perry Augustson dated January 1, 2006.(2)

10.4	Share Purchase Agreement between Inventa Holding GmbH, Triton Resources, Inc., Skyflyer Technology GmbH and Perry Augustson, dated for reference the 31st day of March, 2006.(3)

10.5	Agreement and Deed of Transfer between Inventa Holding GmbH and Triton Resources, Inc. dated for reference as of the 19th day of April, 2006.(4)

10.6	Patent Transfer Agreement between Dieter Wagels and Skyflyer Technology GmbH,

Exhibit
Number	Description of Exhibits

dated effective as of April 17, 2006.(4)

10.7	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 8, 2006.(5)

10.8	Employment contract between Skyflyer Technology GmbH and Dr. Manfred Sappok, dated for reference as of June 1, 2005 (translated from German to English).(6)

10.9	Employment contract between Skyflyer Technology GmbH and Dieter Wagels, dated for reference as of January 1, 2006 (translated from German to English).(6)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2006.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 10, 2006.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 26, 2006.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on January 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYFLYER INC.

Date:	September 19, 2007	By:	/s/ Rolf G. Horchler
ROLF G. HORCHLER
President, Chief Executive Officer
& Chief Financial Officer
(Principal Executive Officer
and Principal Accounting Officer)