Form 10KSB
period 2007-10-31
BLACKSTONE LAKE MINERALS INC.
filed 2008-02-26
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended October 31, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER: 000-51261

BLACKSTONE LAKE MINERALS INC.
(Name of small business issuer in its charter)

NEVADA	20-1147435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#205 - 1480 Gulf Road
Point Roberts, WA	98281
(Address of principal executive offices)	(Zip Code)

(360) 927-7354
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.
Securities registered under Section 12(g) of the Exchange Act: Shares of Common Stock, $0.001 ParValue Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $3,120,000 based on a price of $0.11 per share, being the average of the closing bid and closing ask price of the Company’s common stock on the OTC Bulletin Board on October 31, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 103,200,000 Shares of Common Stock as of February 22, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

BLACKSTONE LAKE MINERALS INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED OCTOBER 31, 2007
TABLE OF CONTENTS

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

As used in this Annual Report, the terms “we,” “us,” “our,” “Blackstone,” and the “Company” means Blackstone Lake Minerals Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

We were incorporated on May 18, 2004 under the laws of the State of Nevada under the name “Triton Resources Inc.” On September 30, 2005, we completed a 13-for-1 split of our common stock. As a result of the stock split, our authorized capital was increased from 75,000,000 shares of common stock, with a par value of $0.001 per share, of which there were 5,400,000 shares issued and outstanding to 975,000,000 shares of common stock, par value $0.001 per share, of which there were 70,200,000 shares issued and outstanding immediately after the stock split was completed. From our inception to April 1, 2006, our principal business was the acquisition and exploration of mineral properties.

On April 19, 2006, we completed the acquisition of Skyflyer Technology GmbH (“Skyflyer GmbH”), a German limited liability company in the process of developing a recreational VTOL (vertical take-off and landing) flying machine. To acquire Skyflyer GmbH, we issued an aggregate of 33,000,000 shares of our common stock to Skyflyer GmbH’s sole shareholder, Inventa Holding GmbH (“Inventa”). Concurrently, Inventa purchased from our former sole director and officer an additional 39,000,000 shares of our common stock.

On October 17, 2006, we changed our name from “Triton Resources Inc.” to Skyflyer Inc.” Between April, 2006 and October, 2007, our business plan was to develop a prototype of the VTOL flyer. However, we were unable to obtain financing to fund the development of the VTOL flyer, and, as a result, we were unable to complete any substantial development on the VTOL flyer.

On October 18, 2007, we completed the acquisition of a mineral property known as the Blackstone Lake Property under the terms of a purchase agreement entered into on October 3, 2007 (the “Purchase Agreement”). The Blackstone Lake Property consists of two mineral claim applications covering approximately 9,600 hectares (approximately 23,722 acres) located in north-central Saskatchewan, Canada. The Blackstone Lake Property was purchased at a price of $200,000. In addition, we granted the vendor a royalty equal to 3% of any net smelter returns from the property. Under the terms of the Purchase Agreement, if the price of uranium exceeds $100 per pound, the royalty will increase to 15% of net smelter returns.

On January 23, 2008, we changed our name from “Skyflyer Inc.” to “Blackstone Lake Minerals Inc.” Currently, we intend to focus the majority of our fiscal resources to the exploration and development of the Blackstone Lake Property.

BLACKSTONE LAKE PROPERTY ACTIVITIES

Over the next twelve months, we intend to proceed with an exploration program on the Blackstone Lake Property that is expected to involve:

1.	The compilation and review of all historic data on the Blackstone Lake Property and the surrounding area; and

2.	airborne electromagnetic and radiometric surveys.

The cost of this exploration work is expected to be approximately $200,000. Depending upon the results of this exploration program, we may conduct a ground follow-up program consisting of geologic mapping, supply and ground geophysical surveys. This second phase is expected to cost approximately $400,000 to complete.

A description of the Blackstone Lake Property is provided under Item 2. “Description of Property.”

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

SKYFLYER ACTIVITIES

Currently, we intend to focus on available financial resources on the exploration and development of the Blackstone Lake Property. We do not expect to make any progress on the development of the VTOL flying device in the next twelve months. Our management is currently evaluating our alternatives with respect to the Skyflyer GmbH and our development plans for the VTOL flying device.

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

Product Development Plan

The proposed flying device and flight facility are both currently in the initial stages of research and development. Skyflyer GmbH has created three-dimensional computer models of the flying device and the flight facility, including different levels with different grades of difficulty. In addition, Skyflyer GmbH, with the assistance of Braun Modelltechnik, has constructed a small scale model of the flying device that operates by remote control. This model, approximately one meter long on each side, is fully functional and has been used to demonstrate the feasibility of the principles upon which a full scale prototype would be based.

The proposed development of Skyflyer GmbH’s flying device and flight center is expected to occur in three major stages:

1.

The development and construction of a full scale prototype of the flying device. The full-scale prototype is expected to be approximately 6 times larger than the test model previously constructed by Skyflyer GmbH. Construction of the flying device prototype is expected to be conducted directly by Skyflyer GmbH at a facility in Wegberg, Germany. Skyflyer GmbH has estimated that it will cost approximately EUR 510,000 (approximately $734,900) to construct a full-scale prototype.

2.

The development and construction of an electronic control and guidance system for the flying device, including a GPS tracking system, ultrasonic proximity sensors and a remote control override. Initially, the prototype is expected to have only a basic navigation system that will allow the flying device to be steered along all three axis lines (forwards – backwards, up – down, and left – right). If Skyflyer GmbH is successful in developing a working, full-sized prototype of the flying device, of which there is no assurance, it will seek to obtain outside assistance in the development of the electronic control and guidance system. The costs of developing, testing and constructing this system is expected to cost approximately EUR 2,500,000 (approximately $3,602,000), which is substantially more than the costs of constructing the prototype flying device.

3.

The development and construction of a full-sized prototype flight facility. If Skyflyer GmbH is successful in developing a full-scale prototype of the flying device and the electronic control and guidance system, then it will attempt to construct a prototype of the flight facility. The cost of developing, testing and constructing the flight facility is expected to be substantially greater than the costs of stages 1 and 2 of our product development plan combined. Our initial projections of the development and construction costs for the flight facility are approximately EUR 20,000,000 (approximately $28,800,000).

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
China Patent Application No. 03823060.7
Japan Patent Application No. 2004-540701
Russia Patent Application No. 2005112724
United States Patent Application No. 10/525,886

Title to these patent applications was transferred to Skyflyer GmbH by Mr. Wagels in consideration of certain payments made by Skyflyer GmbH for the development of the technologies and the filing of the patent applications, plus the sum of EUR 10 ($14). Pursuant to the purchase agreement between Mr. Wagels and Skyflyer GmbH, Skyflyer GmbH must obtain the written consent of Mr. Wagels prior to transferring title to the patent applications and the technologies to any third party, provided that Mr. Wagels may not unreasonably withhold his consent. In addition, if we become subject to any bankruptcy proceedings, Mr. Wagels will have a right to demand that title to the patent applications be transferred back in his name.

Competition

We are not aware of any directly competing recreational flying devices or facilities in existence or currently in development.

The flying device and the flight facility are intended to be used as an amusement attraction or ride and, as such, may compete for customers with other existing amusement attractions or rides, such as roller coasters and go-karts. Skyflyer GmbH’s proposed products are in the research and development stage only, and there are no assurances that, even if its product development efforts are successful, Skyflyer GmbH will be able to manufacture the flying devices or the flight facilities at a cost that would allow any future operators to charge a competitive fee for the use of those products and to realize a reasonable rate of return. Any failures in this regard would significantly hamper Skyflyer GmbH’s ability to market the flying device and the flight facility, even if it is successful in developing those products.

Government Regulation

We expect that the flying device and the flight facility will be subject to a number of government regulations, including strict safety and environmental guidelines. There will be an inherent element of danger involved with operating the flying device and the flight facility. As such, we expect that Skyflyer GmbH will be required to demonstrate that those proposed products fully comply with applicable safety and environmental regulations, which could be an expensive and lengthy process. As Skyflyer GmbH is still in the process of developing the flying device and the flight facility, the full extent to which these regulations will affect Skyflyer GmbH’s future business prospects is not yet fully known and there can be no assurance that it can successfully comply with all present or future government regulations.

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

In addition, Skyflyer GmbH currently shares office space and stores its equipment at a facility located at Friedrich-List-Allee 10, D-41844, Wegberg-Wildenrath, Germany. This office storage is currently provided to Skyflyer GmbH free of charge by Clyvia Inc.

The Blackstone Lake Property

The Blackstone Lake Property consists of two mineral claim applications covering approximately 9,600 hectares and located 100 kilometres (approximately 62 miles) northwest of Pinehouse Lake, Saskatchewan, Canada. The Blackstone Claims are recorded with Saskatchewan Industry and Resources (“SIR”) under claim numbers S-110851 and S-110852.

In order to maintain the Blackstone Lake property in good standing, we must incur minimum exploration expenditures for work done on the property and file confirmation of that work with SIR. In lieu of completing this work, we may pay a non-refundable cash payment equal to the minimum work expenditures to SIR, provided however, that cash payments in lieu of work may not be made in respect of any claim for more than three consecutive years. Currently, our mineral claims are in good standing until August 22, 2009.

The minimum expenditures or cash payments in lieu of work for keeping our claims in good standing is equal to $12 CDN ($13 US) per hectare per annum. The Blackstone Lake Property is comprised of 9,600 hectares, meaning that we are required to incur exploration expenditures of $115,200 CDN ($121,939 US) by August 22, 2009 and for each subsequent year. After ten years, the annual expenditures increase to $25 ($26 US) per hectare per annum. Reports and statements of expenditures must be filed no later than 90 days following August 22, 2009. If we fail to incur the exploration expenditures or fail to make cash payments in lieu of this work, our mineral claims will lapse and we will lose all interest in our mineral claims.

Regional History

The Blackstone Lake Property is approximately 100 to 125 kilometres (approximately 62 to 78 miles) south of the Athabasca Basin, which is host to several high grade uranium deposits. In general, most uranium deposits within the Athabasca Basin exhibit a clear spatial relationship to graphitic rocks and major structures at the sub-Athabasca Group unconformity, including the Cigar Lake, Key Lake, McArthur River and Midwest Lake uranium deposits. These deposits are located approximately 125 to 300 kilometres (approximately 78 to 186 miles) northeast of the Blackstone Lake Property. Immediately north of the Athabasca Basin, near Uranium City, more than 65 million pounds of uranium was produced from a number of structurally controlled, basement hosted deposits located outside the basin. These deposits include the Ace, Fay, Funnar and Verna mines.

Geology

The Blackstone Lake Property is underlain by metasedimentary and remobilized basement granitic gneiss of the Mujatik Domain. The uranium occurrences at the Blackstone Lake Property are hosted by migmatized Aphebian metasediments, which include graphitic quartz-feldspar-biotite gneiss, and garnetiferous quartzite, locally brecciated, and containing locally 5 to 10% pyrite-pyrrhotite. The metasediments are cut by bands of mixed pegmatite and gneiss that locally contain uraninite crystals up to 1 mm across.

Mineralization

The Blackstone Lake Property is a prospective for basement hosted mineralization, such as those at the Eagle Point, McArthur River and Millennium deposits located northwest of the Blackstone Lake Property.

The Athabasca unconformity-type deposits, such as those at Key Lake, Midwest Lake and Cigar Lake, are major uranium deposits located within the Athabasca Basin in northern Saskatchewan. These deposits are spatially associated with and genetically related to, a major unconformity separating metamorphosed Archean and Aphebian basement rock from unmetamorphosed sandstones of the Helikian Athabasca Group. Uranium mineralization is at or close to the sub-Athabasca unconformity. The ore is structurally controlled by steeply dipping, generally north-northeast trending faults that are several kilometers in length and offset the unconformity by up to 50 meters. The faults commonly follow graphic metapelites at the basin floor. The deposits are generally elongate linear bodies, which straddle the metapelites at the unconformity. The deposits are formed as pods up to 2000 meters long, 200 meters wide a few tens of meters thick arranged as beads in a string long strike. The ore pods consist of a high-grade core at the unconformity and a lower grade envelope, which may extend a few hundred meters into the basin or downward into the basement rock. At the McLean Lake uranium deposits four filed-distinguishable, mineral assemblages containing uranium are superimposed on the host rocks. These facies include sulphide, arsenides, bleached and hematite facies. Sulphide facies include iron-rich chlorite, siderite, pyrite, chalcopyrite and sphalerite; arsenides facies include chlorite, niccolite and safflorite. Uraninite, coffinite, kaolinite and illite are found in all facies.

Debate continues on the nature and channel ways of metalliferous fluids for the Athabasca deposits. While the importance of the unconformity seems undisputed, the relative importance of pre-Athabasca Group supergene processes, versus post-sandstone diagenesis, versus deep groundwater or hypogene fluids along faults has not been resolved. Prominent channel ways for fluids include the unconformity-regolith interface and basement faults and fracture zones.

Current Exploration Activities

Over the next twelve months, we intend to proceed with an exploration program on the Blackstone Lake Property that is expected to involve:

1.	The compilation and review of all historic data on the Blackstone Lake Property and the surrounding area; and

2.	airborne electromagnetic and radiometric surveys.

The cost of this exploration work is expected to be approximately $200,000. Depending upon the results of this exploration program, we may conduct a ground follow-up program consisting of geologic mapping, supply and ground geophysical surveys. This second phase is expected to cost approximately $400,000 to complete.

Compliance with Government Regulations

Under Canadian provincial mining laws there are several regulations in place that restrict and regulate mineral property development and exploration.

In Saskatchewan, we will be required to comply with all regulations, rules and directives of government authorities and agencies applicable to the exploration of minerals. The legislation applicable to us in Saskatchewan is the Crown Mineral Act (the “Crown Mineral Act”) and The Mineral Disposition Regulations, 1986 (the “Mineral Disposition Regulations”). The government body responsible for managing the exploration and development of Saskatchewan mineral properties and implementing the above rules and policies is Saskatchewan Industry and Resources (“SIR”).

Saskatchewan mineral dispositions, including claims, are administered by SIR on behalf of the Crown of Canada in accordance with The Mineral Disposition Regulations. The holder of a claim is granted the exclusive right to explore for minerals (though not to extract, recover or produce minerals except for testing and scientific purposes) within the permit outline. A claim is valid for an initial term of two years and may be renewed each subsequent year thereafter.

To maintain a mineral claim in good standing, we are required to file with SIR reports documenting acceptable exploration expenditures of $12 CDN per hectare ($13 US) by August 22, 2009. As such, we are required to incur exploration expenditures of $115,200 ($121,939 US) by August 22, 2009. Reports and statements of expenditures must be filed no later than 90 days following this deadline.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 5, 2007, our majority stockholder, Inventa Holding GmbH (“Inventa”), approved by written consent an amendment to our Articles of Incorporation to change our name from “Skyflyer Inc.” to “Blackstone Lake Minerals Inc.” effective as of January 23, 2008. On November 5, 2007, Inventa was the stockholder of record of 72,000,000 shares of our common stock, equal to 69.8% of the number of shares issued and outstanding.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

General

Our authorized capital stock consists of 975,000,000 shares of common stock, with a par value of $0.001 per share. As of February 22, 2008, there were 103,200,000 shares of our common stock issued and outstanding that are held of record by 18 registered stockholders. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Market Information

Our shares are currently quoted on the OTB Bulletin Board under the symbol “BLLK”. Our shares originally traded on the OTC Bulletin Board under the symbol “TRIR,” with our symbol changing to “TRCS” on September 30, 2005 upon completion of a 13-for-1 stock split, and to “SKFL” after we changed our name to Skyflyer Inc. on October 17, 2006. On January 23, 2008, our symbol was changed to “BLLK” after we changed our name change to Blackstone Lake Minerals Inc. on January 23, 2008. The following table indicates the high and low bid prices for our common stock during the periods indicated:

	2007		2006
	High	Low	High	Low
First Quarter ended January 31	$0.70	$0.62	$1.01	$0.40
Second Quarter ended April 30	$0.70	$0.30	$1.00	$0.51
Third Quarter ended July 31	$2.50	$0.11	$1.00	$1.00
Fourth Quarter ended October 31	$0.13	$0.06	$1.00	$0.54

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

Recent Sales Of Unregistered Securities

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following summarizes our plan of operation with respect to the Blackstone Lake Property. Currently, we intend to focus our available financial resources on the exploration and development of the Blackstone Lake Property. We do not expect to make any progress on the development of the VTOL flying device being developed by Skyflyer GmbH during the next 12 months. Our management is currently evaluating our options with respect to Skyflyer GmbH and the development plans of the VTOL flying device. We do not currently have, and do not expect to have, sufficient capital resources to meet all of the anticipated costs of our plan of operation for the next twelve months. As such, our ability to complete the plan of operation will be dependent upon our ability to obtain additional financing.

In addition to the amounts described below, we anticipate that we will require an additional $50,000 for general administrative purposes and to pay for the legal and accounting fees associated with meeting our ongoing reporting obligations under applicable US securities laws.

Blackstone Lake Property

Over the next twelve months, we intend to proceed with an exploration program on the Blackstone Lake Property that is expected to involve:

1.	The compilation and review of all historic data on the Blackstone Lake Property and the surrounding area; and

2.	airborne electromagnetic and radiometric surveys.

The cost of this exploration work is expected to be approximately $200,000. Depending upon the results of this exploration program, we may conduct a ground follow-up program consisting of geologic mapping, supply and ground geophysical surveys. If we decide to conduct the follow up program, of which there is no assurance, additional exploration work is expected to cost approximately $400,000 to complete.

RESULTS OF OPERATIONS

Summary of Year-End Results

	Year Ended	Year Ended	Percentage
	October 31, 2007	October 31, 2006	Increase / (Decrease)
Revenue	$--	$--	n/a
Expenses	(317,160)	(221,867)	43.0%
Interest Expenses	(17,025)	(5,616)	203.2%
Writedown of equipment and patents	(119,219)	--	n/a
Net Loss Before Income Taxes	$(453,404)	$(227,483)	99.3%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the foreseeable future. Our ability to earn revenues in the future is dependent upon the discovery of commercially exploitable mineral reserves on the Blackstone Lake Property, of which there is no assurance.

Expenses

We incurred the following expenses for each of the periods presented below:

	Year Ended	Year Ended	Percentage
	October 31, 2007	October 31, 2006	Increase / (Decrease)
Amortization	$701	$644	8.9%
Management Fees	101,459	74,381	36.4%
Mineral Exploration Costs	13,511	--	n/a
Professional Fees	141,365	101,791	38.9%
Other Operating Expenses	57,050	44,822	27.3%
Foreign Currency Loss	3,074	229	1,248.2%
Total Expenses	$317,160	$221,867	43.0%

Management fees include amounts paid as compensation to our officers and directors and to the officers and directors of Skyflyer GmbH. Additional management fees for the year ended October 31, 2007 consisted primarily of management fees paid to a company owned by Rolf Horchler, our Chief Executive Officer, Chief Financial Officer and President, and our sole director.

We anticipate that our expenses will increase significantly as we undertake our exploration program for the Blackstone Lake Property.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At October 31, 2007	At October 31, 2006	Increase / (Decrease)
Current Assets	$51,249	$34,240	49.7%
Current Liabilities	(644,632)	(152,033)	324.0%
Working Capital (Deficit)	$(593,383)	$(117,793)	403.8%

Cash Flows

	Year Ended	Year Ended
	October 31, 2007	October 31, 2006
Cash Flows used in Operating Activities	$(104,271)	$(279,251)
Cash Flows used in Investing Activities	(239,276)	(16,089)
Cash Flows from Financing Activities	363,485	301,650
Effect of Exchange Rate Translations	1,387	(3,696)
Net Increase in Cash During Period	$21,325	$2,614

The increase in our working capital deficit at October 31, 2007 from October 31, 2006, is primarily a result of the increase in amounts spent on professional fees and management fees, and from the fact that we had no revenue and only limited sources of financing during the year.

During the year ended October 31, 2007, we received net proceeds from loans payable of $290,000. Loans incurred during the year ended October 31, 2007 consisted of:

(a)	a loan of $10,000, bearing interest at a rate of 8% per annum, and payable on demand; and

(b)	a loan of $280,000, bearing interest at a rate of 8% per annum, due on or before April 30, 2009.

As at October 31, 2007, we had cash on hand of $35,126. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term.

Any financing that we obtain is expected to be in the form of sales of our equity securities. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. If we are not successful in raising sufficient financing, we will not be able to complete our current plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

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

Our significant accounting policies are described at Note 3 to our financial statements for the year ended October 31, 2007.

RISKS AND UNCERTAINTIES

Risks Relating to the Company

We Require Additional Financing

We do not currently have the financial resources to complete both our plan of operation for the next twelve months. We anticipate that we will require $200,000 to complete our initial exploration program on the Blackstone Lake Property, plus an additional $50,000 to meet the administrative costs of running our business.

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

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The Blackstone Lake Property does not contain a known body of commercial ore and, therefore, any program conducted on our mineral properties will be exploratory. There is no certainty that any expenditures made on our exploration activities will result in discoveries of commercially recoverable quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our properties and acquire new properties for new exploration. The acquisition of additional properties will be dependent upon our possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

Risks Relating to the Blackstone Lake Property

We have no known mineral reserves and if we cannot find any, we will have to cease operations.

We have no mineral reserves. If we do not find a mineral reserve or if we cannot complete the exploration of the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and investors will lose their investment. Mineral exploration is highly speculative endeavour. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability is subject to further risks including:

  Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;
  Availability and costs of financing;
  Ongoing costs of production; and
  Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Blackstone Lake Property, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of Saskatchewan as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

  Water discharge will have to meet drinking water standards;

  Dust generation will have to be minimal or otherwise re-mediated;

  Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

  An assessment of all material to be left on the surface will need to be environmentally benign;

  Ground water will have to be monitored for any potential contaminants;

  The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and

  There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

In order to maintain our rights to the Blackstone Lake Property in the Province of Saskatchewan, we will be required to spend approximately $120,000 by August 22, 2009 on exploration activities or by making a non-refundable cash payment in lieu of exploration activities.

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

Risks Relating to Skyflyer GmbH

The Flying Device And the Flight Facility Are Still In The Research And Development Stage

To date, Skyflyer GmbH has only constructed a small scale model of the flying device, which is approximately 1:6 of the expected size of the full-sized prototype. Skyflyer GmbH is still in the process of developing the flying device and the flight facility, and has not earned any revenues from the sale of flying devices or the flight facility. In their current state of development, neither the flying device nor the flight facility is marketable as a product. There are no assurances that Skyflyer GmbH’s product development programs for the flying device and the flight facility will be successful or that it will be able to develop any commercially marketable systems based on the technologies underlying those proposed products. Even if development of the flying device and flight facility is successful, we do not anticipate that those programs will be completed in the near future.

The Skyflyer Operations May Be Subject To Extensive Government Regulations

We expect that the flying device and the flight facility will be subject to a number of government regulations, including strict safety and environmental guidelines. There will be an inherent element of danger involved with operating the flying device and the flight facility. As such, we expect that Skyflyer GmbH will be required to demonstrate that those proposed products fully comply with applicable safety and environmental regulations, which could be an expensive and lengthy process. As the flying device and the flight facility are still in early development, the full extent of these regulations is not yet fully known and there can be no assurance that Skyflyer GmbH can successfully comply with all present or future government regulations.

Asserting And Defending Intellectual Property Rights May Impact Results Of Operations

The success of Skyflyer GmbH may depend on its ability to protect its proprietary process and technology from competitors. A number of international patent applications have been filed with respect to the flying device and the flight facility. However, there is no assurance that a final patent will be granted for any of the patent pending technologies underlying Skyflyer GmbH’s proposed products. If Skyflyer GmbH is not able to obtain a patent for any of the technologies, it will only be able to protect its products and technological processes by maintaining the secrecy of those products and processes.

Skyflyer GmbH Intends To Operate In A Highly Competitive Industry

Although we are not aware of any competing flying devices or flight facilities, Skyflyer GmbH’s proposed products will compete with other recreational and amusement attractions such as go-karts and roller coasters for the attention of customers. Although Skyflyer GmbH’s proposed product is unique, the amount that customers are willing to spend on recreational activities is somewhat price sensitive. Skyflyer GmbH’s future success will be dependent upon its ability to develop the flying device and flight facility at an economical cost and to successfully market those products in competition with other recreational and amusement attractions. There is no assurance that Skyflyer GmbH will be able to successfully perform either of these objectives.

ITEM 7. FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements:		Page
Audited consolidated financial statements as of October 31, 2007, including:
1.	Report of Independent Registered Public Accounting Firm;	F-2
2.	Consolidated Balance Sheets as of October 31, 2007 and 2006;	F-3
3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended October 31, 2007 and 2006 and for the cumulative period from October 19, 2007 to October 31, 2007;	F-4
4.	Consolidated Statements of Cash Flows for the years ended October 31, 2007 and 2006 and for the cumulative period from October 19, 2007 to October 31, 2007;	F-5
5.	Consolidated Statement of Stockholders’ Equity (Deficit) for the period from inception on April 14, 2005 through October 31, 2007; and	F-6
6.	Notes to the Consolidated Financial Statements.	F-7

BLACKSTONE LAKE MINERALS INC.

(formerly Skyflyer Inc.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

October 31, 2007 and 2006

DAVIDSON & COMPANY LLP	Chartered Accountants	A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Blackstone Lake Minerals Inc.
(formerly Skyflyer Inc.)

We have audited the accompanying consolidated balance sheets of Blackstone Lake Minerals Inc. (formerly Skyflyer Inc.) as at October 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended and for the period from October 19, 2007 (start of the exploration stage) to October 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at October 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and for the period from October 19, 2007 (start of the exploration stage) to October 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Davidson & Company LLP
DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Accountants
February 20, 2008

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	October 31,	October 31,
	2007	2006

ASSETS

Current Assets
Cash and cash equivalents	$35,126	$13,801
Other receivables	438	808
Prepaid expenses	15,685	19,631
Deferred tax asset, less valuation allowance of $430,444 (2006 -$160,292) (Note 6)	-	-
Total Current Assets	51,249	34,240

Mineral property (Note 4)	200,000	-
Equipment (Note 5)	378	27,424
Patents (Note 5)	-	42,308

Total Assets	$251,627	$103,972

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$252,174	$43,891
Accounts payable and accrued liabilities –related parties (Note 9)	12,322	-
Loans Payable –current (Note 7)	299,742	108,142
Loans Payable –current –related parties (Note 9)	80,394	-
Total Current Liabilities	644,632	152,033

Loans payable (Note 8)	280,898	154,811

Total Liabilities	925,530	306,844

Commitments (Note 11)

Stockholders’ Deficit
Common stock (Note 10)
Authorized
975,000,000 common shares, par value $0.001
Issued and outstanding
October 31, 2007 -103,200,000
October 31, 2006 -103,200,000	103,200	103,200
Additional paid-in capital	-	-
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(22,174)	(4,547)
Deficit	(718,605)	(301,525)
Deficit accumulated during the exploration stage	(36,324)	-
Total Stockholders’ Deficit	(673,903)	(202,872)

Total Liabilities and Stockholders’ Deficit	$251,627	$103,972

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From
	October 19
	(start of the	Year	Year
	exploration stage)	Ended	Ended
	to October 31,	October 31,	October 31,
	2007	2007	2006

EXPENSES

Amortization	$39	$701	$644
Management fees	6,183	101,459	74,381
Mineral exploration costs	13,511	13,511	-
Professional fees	10,474	141,365	101,791
Other operating expenses	4,610	57,050	44,822
Foreign currency loss	358	3,074	229

LOSS BEFORE OTHER ITEMS AND INCOME TAXES	35,175	317,160	221,867

Interest expense	1,149	17,025	5,616
Writedown of equipment and patents	-	119,219	-

LOSS BEFORE INCOME TAXES	36,324	453,404	227,483

Provision for income taxes	-	-	-

NET LOSS	36,324	453,404	227,483

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	280	17,627	2,897

COMPREHENSIVE LOSS	$36,604	$471,031	$230,380

BASIC AND DILUTED NET LOSS PER SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		103,200,000	87,920,548

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From
	October 19
	(start of the	Year	Year
	exploration stage)	Ended	Ended
	to October 31,	October 31,	October 31,
	2007	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(36,324)	$(453,404)	$(227,483)
Adjustments to reconcile net income to cash used in exploration stage activities:
Amortization	39	701	644
Writedown of equipment and patents	-	119,219	-
Change in operating assets and liabilities:
Decrease (increase) in other receivables	-	444	1,624
Decrease (increase) in prepaid expenses	(1,321)	5,968	(19,046)
Increase (decrease) in accounts payable and accrued liabilities	27,832	196,287	(39,801)
Increase (decrease) in accounts payable and accrued liabilities
–related parties	(1,759)	11,728	-
Increase in accrued interest payable	912	14,786	4,811

Net cash used in operating activities	(10,621)	(104,271)	(279,251)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	(200,000)	(200,000)	-
Acquisition of equipment	-	(788)	(3,093)
Acquisition of patents	-	(38,488)	(12,996)

Net cash used in investing activities	(200,000)	(239,276)	(16,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired from Triton Resources, Inc.	-	-	18,538
Issuance of capital stock for cash	-	-	12,910
Repayment of loan receivable	-	-	12,060
Proceeds from loans payable	-	290,000	258,142
Proceeds from loans payable –related parties	-	73,485	-

Net cash provided by financing activities	-	363,485	301,650

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	135	1,387	(3,696)

NET INCREASE (DECREASE) IN CASH	(210,486)	21,325	2,614

CASH, BEGINNING OF PERIOD	245,612	13,801	11,187

CASH, END OF PERIOD	$35,126	$35,126	$13,801

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Expressed in U.S. Dollars

	Common Stock
						Deficit
				Accumulated		Accumulated
			Additional	Other		During the
	Number		Paid-	Comprehensive		Exploration
	of Shares	Par Value	in Capital	Loss	Deficit	Stage	Total

Sale of common stock for cash, April 14, 2005 (inception)	70,200,000	$32,275	$-	$-	$-	$-	$32,275

Contribution of assets			72,947				72,947

Foreign currency translation adjustment				(1,650)			(1,650)

Net loss					(51,748)	-	(51,748)

Balance, October 31, 2005	70,200,000	32,275	72,947	(1,650)	(51,748)	-	51,824

Recapitalization, April 19, 2006	33,000,000	70,925	(72,947)		(22,294)		(24,316)

Foreign currency translation adjustment				(2,897)			(2,897)

Net loss					(227,483)	-	(227,483)

Balance, October 31, 2006	103,200,000	103,200	-	(4,547)	(301,525)	-	(202,872)

Foreign currency translation adjustment				(17,627)			(17,627)

Net loss					(417,080)	(36,324)	(453,404)

Balance, October 31, 2007	103,200,000	$103,200	$-	$(22,174)	$(718,605)	$(36,324)	$(673,903)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2007

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Blackstone Lake Minerals Inc. (formerly Skyflyer Inc.) (originally Triton Resources, Inc.) (the “Company”) was incorporated on May 18, 2004, under the laws of the State of Nevada and was in the business of exploring mineral properties. Effective April 19, 2006, the Company acquired 100% of the issued and outstanding shares of Skyflyer Technology GmbH (“Skyflyer Technology”), a company engaged in the development and commercialization of a one or two person, recreation flying device. On October 18, 2007, the Company acquired a 100% interest in a mineral claim (the “Blackstone Lake Property”) in Saskatchewan, Canada. As a result, the Company is now an exploration stage company. The Company is focusing its resources on the development and exploration of the Blackstone Lake Property and is currently evaluating its options with respect to Skyflyer Technology and its proprietary technology. The Company is considered to be an exploration stage company, as it is not in the production stage nor has it generated revenues from operations.

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

The consolidated financial statements of the Company prior to April 19, 2006 are those of Skyflyer Technology. The Company’s date of incorporation is considered to be April 14, 2005, the date of inception of Skyflyer Technology. All significant inter-company balances have been eliminated on consolidation.

Effective October 17, 2006, the Company changed its name from Triton Resources, Inc. to Skyflyer Inc. Effective January 23, 2008, the Company changed its name to Blackstone Lake Minerals Inc.

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

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2007

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

The Company follows the current rate method of translation to U.S. dollars with respect to its foreign subsidiary. Accordingly, assets and liabilities are translated into U.S. dollars at the year-end exchange rates while revenue and expenses are translated at the average exchange rates during the year. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

	(c)	Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

	(d)	Prepaid expenses

Prepaid expenses consist primarily of prepaid vehicle insurance and lease payments.

	(e)	Other receivables

Other receivables consist primarily of Value Added Tax in Germany.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(f)	Mineral property

The costs of acquiring mineral rights are capitalized at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. If, after review, management concludes that the carrying amount of a mineral property is impaired, it will be written down to estimated fair value. Exploration costs incurred on mineral properties are expensed as incurred. Development costs incurred on proven and probable reserves will be capitalized. Upon commencement of production, capitalized costs will be amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves (which exclude non-recoverable reserves and anticipated processing losses).

	(g)	Equipment

Equipment is recorded at cost and consists of computer equipment. Depreciation is calculated using the straight-line method over the useful lives of the assets. Maintenance and repairs are expensed as incurred while betterments or renewals are capitalized. Computer equipment is amortized over the estimated useful life of three years.

	(h)	Patents

Patents and patent applications are recorded at cost. Depreciation is calculated using the straight-line method over the useful lives of the patents.

	(i)	Goodwill and intangible assets

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

	(j)	Accounting for the impairment of long-lived assets and long-lived assets to be disposed of

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

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(k)	Income taxes

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

	(l)	Fair value of financial instruments

The Company's financial instruments consist of cash, other receivables, accounts payable and accrued liabilities, accounts payable and accrued liabilities –related parties, loans payable and loans payable –related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

	(m)	Stock-based compensation

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

As of October 31, 2007 and 2006, there was no stock compensation granted.

	(n)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of October 31, 2007 and 2006, there were no potentially dilutive securities outstanding.

	(o)	Comprehensive income (loss)

The Company has adopted SFAS 130, “Reporting of Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes foreign currency translation adjustments.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(p)	Exploration stage

The Company is an exploration stage company as defined in SFAS 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to exploring its mineral rights.

	(q)	Concentration of credit risk

Cash is the only financial instrument that potentially subjects the Company to concentration of credit risk. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

	(r)	Recent accounting pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available- for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statements.

	(s)	Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2007

4.	MINERAL PROPERTY

On October 18, 2007, the Company completed the acquisition of a mineral property (the “Blackstone Lake Property”) under the terms of a purchase agreement entered into by the Company on October 3, 2007. The Blackstone Lake Property consists of two mineral claims located in Saskatchewan, Canada. The mineral claims are in good standing until August 22, 2009.

Under the terms of the purchase agreement, the Company agreed to

	a)	pay $200,000 (paid);

	b)	pay royalties on the following basis:
		i)	3% of net smelter returns or
		ii)	15% of net smelter returns if the price of uranium exceeds $100 per pound.

In order to maintain the claims in good standing, the Company must complete a minimum amount of exploration work on the property or it may make a payment in the equivalent sum in lieu of the exploration work on the property. The fee is $13 (CAD -$12) per hectare each year. The minimum cost of compliance is $121,939 (CAD -$115,200) due by August 22, 2009 and for each year thereafter. The Company may only make a payment in the equivalent sum in lieu of exploration work for three consecutive years beginning with August 22, 2009.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2007

5.	EQUIPMENT AND PATENTS

Equipment

	2007	2006
Construction in progress	$-	$26,493
Computer equipment	2,042	1,897
Accumulated depreciation	(1,664)	(966)
	378	931
Net book value	$378	$27,424

During the year ended October 31, 2007, the company wrote down its construction in progress totaling $31,394 to its net realizable value of $0 as the recoverability of the carrying amount of the assets is uncertain.

Patents

	2007	2006
Patents	$-	$42,308
Accumulated depreciation	-	-
Net book value	$-	$42,308

During the year ended October 31, 2007, the company wrote down its patents totaling $87,825 to its net realizable value of $0 as the recoverability of the carrying amount of the assets is uncertain. During the year ended October 31, 2006, the Company did not amortize its patents as the patents have not yet been awarded and/or they have not begun to generate revenues. Capitalized amounts relate solely to legal and advisory costs incurred in registration of the patents.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2007

6.	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended October 31, 2007 and 2006, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from exploration stage activities as a result of the following:

	Year Ended	Year Ended
	October 31,	October 31,
	2007	2006

Loss for the period	$(453,404)	$(227,483)

Computed “expected” tax benefit	(154,157)	(77,344)
Foreign tax rate differentials	(20,038)	(10,655)
Change in valuation allowance	174,195	87,999

Income tax recovery	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 2007 and 2006, is presented below:

	2007	2006
Deferred tax assets:
Net operating loss carry forwards – US	$231,501	$77,344
Net operating loss carry forwards – Germany	198,943	82,948
Valuation allowance	(430,444)	(160,292)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of October 31, 2007 and 2006, was $430,444 and $160,292 respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The losses in Germany may be carried forward indefinitely and the losses in the United States expire in 2022.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2007

7.	LOANS PAYABLE - CURRENT

During the year ended October 31, 2007, a loan was granted from a third party company for $10,000. The loan was non-interest bearing and had no specific terms for repayment. On October 1, 2007, the Company agreed to begin paying interest on the loan at 8% per annum and agreed to repay the loan on demand. Interest expense accrued for the year ended October 31, 2007 totaled $68.

During the year ended October 31, 2006, two loans were granted from a third party company for $50,000 and $100,000. The loans bear interest at 8% per annum, are compounded annually, and are due May 16, 2008 and June 19, 2008 respectively. Interest expense accrued for the year ended October 31, 2007 and 2006 totaled $12,385 and $4,811, respectively.

During the year ended October 31, 2006, a loan was granted from a third party company for Euro 25,000 (US $36,023). The loan is non-interest bearing and has no specific terms for repayment.

During the year ended October 31, 2006, a loan was granted from a third party company for Euro 60,000 (US $86,455). The loan is non-interest bearing and has no specific terms for repayment. The third party company may make a demand for payment by providing four month’s advance notice, in writing. On December 13, 2007, the lender waived repayment of the loan.

8.	LOANS PAYABLE

During the year ended October 31, 2007, several loans were granted from a third party company totalling $280,000. The loans bear interest at 8% per annum, are compounded annually, and are due April 30, 2009. Interest expense accrued for the year ended October 31, 2007 totaled $898.

9.	RELATED PARTY TRANSACTIONS

Loans Payable –Current

During the year ended October 31, 2007. a loan was granted from a managing director of Skyflyer Technology for Euro 30,000 (US $43,228). The loan bears interest at 8% and is due on demand with one month’s advance notice in writing. Interest expense accrued for the year ended October 31, 2007 totaled Euro 316 (US $455).

During the year ended October 31, 2007, a loan was granted from a company with common shareholders as Inventa for Euro 1,337 (US $1,927). The loan is non-interest bearing and has no specific terms for repayment.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2007

9.	RELATED PARTY TRANSACTIONS (continued)

Loans Payable –Current (continued)

During the year ended October 31, 2007, two loans were granted from a company owned by a managing director of Skyflyer Technology for Euro 10,000 (US $14,409) and Euro 13,387 (US $19,290). The first loan bears interest at 7% and was due August 1, 2007. On July 30, 2007, the first loan was extended to December 31, 2007. The lender may make a demand for payment by providing one month’s advance notice, in writing. The second loan bears interest at 8% and is due on demand with three month’s notice provided at any quarter- end in writing. Interest expense accrued for the year ended October 31, 2007 totaled Euro 753 (US $1,085).

Other

At October 31, 2007, included in accounts payable and accrued liabilities –related parties is Euro 5,013 (US $7,223) owed to a company with a common director and officer of Skyflyer Technology for vehicle maintenance. At October 31, 2006, included in other receivables is Euro 1,008 (US $1,284) owed from the same company for vehicle maintenance. Net vehicle costs reimbursed for the year ended October 31, 2007 and 2006 totaled Euro 12,292 (US $16,461) and Euro 8,792 (US $10,877), respectively, and are included in other operating costs on the statement of operations.

At October 31, 2007, included in accounts payable and accrued liabilities –related parties is Euro 1,042 (US $1,502) owed to a company with a common director and officer of Skyflyer Technology for various operating expenses.

At October 31, 2007 and 2006, included in accounts payable and accrued liabilities –related parties is $3,597 and CAD $467 (US $410) respectively owed to an officer of the Company for consulting fees and reimbursement of expenses.

Management fees paid to a company owned by a director and officer of the Company for the years ended October 31, 2007 and 2006 totaled Euro 15,000 (US $20,811) and $0 respectively. Consulting fees paid to an officer of the Company for the year ended October 31, 2007 and 2006 totaled $12,000 and $7,000 respectively. Management fees paid to an officer and director of Skyflyer Technology for the years ended October 31, 2007 and 2006 totaled Euro 25,630 (US $34,324) and Euro 26,625 (US $32,895), respectively. Management fees paid to a former officer and director of Skyflyer Technology for the years ended October 31, 2007 and 2006 totaled Euro 25,630 (US $34,324) and Euro 27,960 (US $34,486), respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2007

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

On April 14, 2005, the Company issued 70,200,000 shares of common stock for total proceeds of Euro 25,000 (US $32,275).

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

On February 8, 2006, Skyflyer Technology entered into a vehicle lease agreement that expires on February 9, 2009. The vehicle lease agreement required an initial payment of Euro 20,000 (US -$28,818) plus taxes and requires monthly lease payments of Euro 761 (US -$1,097) plus taxes. The initial payment is being expensed to the statement of operations over the term of the lease.

On January 1, 2006, Skyflyer Technology entered into an employment contract with a director and officer of Skyflyer Technology effective January 1, 2006, to pay monthly management fees of 2,330 Euro (US -$3,357) and a management bonus based on of the selling price for each system sold to be determined at the end of 2007. The contract ends on December 31, 2008 and if not terminated at this date, will be extended for another three years. The contract may be terminated after December 31, 2008 by giving written notice of one year.

On June 1, 2005, Skyflyer Technology entered into an employment contract with a director and officer of Skyflyer Technology effective June 1, 2005, to pay monthly management fees of 2,330 Euro (US -$3,357) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract may be terminated at the end of each calendar year by giving written notice of one year. On July 1, 2007, the director and officer of Skyflyer Technology resigned, effective August 1, 2007.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2007

12.	SEGMENT INFORMATION

Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. At October 31, 2007, the Company’s operations were conducted in two reportable segments, being the development and commercialization of a one or two person, recreational flying device in Germany and the development and exploration of a mineral property, the Blackstone Lake Property, in Canada. Segmented information for the year ended October 31, 2007 is presented below:

	Germany	Canada
	-Recreational	-Mineral	Consolidated
	Device	Property
Operating loss	$278,553	$13,511	$292,064
General corporate expenses			144,315
Interest expense			17,025
Net loss			$453,404
Capital assets	$378	$200,000	$200,378
Amortization	$701	$-	$701
Capital expenditures	$39,276	$200,000	$239,276

During the year ended October 31, 2007, the Company wrote down a total of $119,219 in equipment and patents relating to the recreational flying device in Germany to its net realizable value of $0 as the recoverability of the carrying amount of the assets are uncertain.

At October 31, 2006, the Company’s operations following the acquisition of Skyflyer Technology were conducted in one reportable segment, being the development and commercialization of a one person, recreational flying device in Germany. All of the Company’s equipment and patents were located in Germany.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2007

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative
	Amounts from
	October 19
	(start of the
	exploration stage)	Year ended	Year ended
	to October 31,	October 31,	October 31,
	2007	2007	2006

Cash paid for:
Interest	$235	$2,214	$805
Income taxes	$-	$-	$-

Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the period from inception (April 14, 2005) to October 31, 2005, the Company issued 33,000,000 common shares for the acquisition of Skyflyer Technology.

14.	SUBSEQUENT EVENTS

Effective January 23, 2008, the Company changed its name to Blackstone Lake Minerals Inc.

On February 7, 2008, a loan was granted from a third party company for $11,000. The loan bears interest at 10% per annum, compounded annually, and is due on demand.

On February 13, 2008, a loan was granted from a third party company for $15,000. The loan bears interest at 10% per annum, compounded annually, and is due on demand.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 28, 2006, we engaged Amisano Hanson, Chartered Accountants as our principal independent accountants. On the same date, we advised Manning Elliott LLP, Chartered Accountants, that it was dismissed as our independent accountants. Our board of directors approved the engagement of Amisano Hanson and the dismissal of Manning Elliott by written resolution.

On June 5, 2006, we engaged Davidson & Company, Charted Accountants as our principal independent accountants. On the same date, we advised Amisano Hanson, Chartered Accountants, that it was dismissed as our independent accountants. Our board of directors approved the engagement of Davidson & Company and the dismissal of Amisano Hanson by written resolution.

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

There were no changes in our internal control over financial reporting during the year ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our officers and directors as of the date hereof:

Name	Age	Position
Rolf G. Horchler	61	Chief Executive Officer, Chief Financial Officer, President and Director
John Boschert	38	Secretary and Treasurer

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

Mr. Boschert is the sole executive officer and sole director of Balsam Ventures Inc., a company engaged in sub-licensing and manufacturing self-cooling beverage containers. Mr. Boschert is the Chief Financial Officer, Treasurer and Secretary, and is a member of the board of directors, of Vitavea Inc., a company engaged in the marketing and distribution of nutritional supplements. Mr. Boschert is also the Secretary of Exploration Drilling International Inc. (“EDI”). EDI is a development stage company that is currently engaged in the business of selling, deploying and maintaining equipment used in drilling waterwells.

Term of Office

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

COMMITTEES OF THE BOARD OF DIRECTORS

Our board of directors does not maintain a separately-designated standing audit committee or any other committees. As a result, our sole director acts as our audit committee. Mr. Horchler does not meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our board of directors at this time is prohibitive.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended October 31, 2007, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers and directors for all services rendered in all capacities to us for the last three fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Rolf G. Horchler CEO, CFO, President & Director	2007	$0	$0	$0	$0	$0	$0	$15,000(1)	$15,000
John Boschert, Secretary and Treasurer	2007	$12,000	$0	$0	$0	$0	$0	$0	$12,000
Dr. Manfred Sappok, Former Managing Director, Skyflyer Technology GmbH	2007	$34,324	$0	$0	$0	$0	$0	$0	$34,324
Dieter Wagels, Managing Director, Skyflyer Technology GmbH	2007	$34,324	$0	$0	$0	$0	$0	$0	$34,324

(1) During the year ended October 31, 2007, we paid $15,000 in management fees to a company owned by Mr. Horchler.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Since our inception on May 18, 2004, we have not issued any outstanding equity awards.

COMPENSATION OF DIRECTORS

We have no arrangements for the compensation of any of our directors. During the year, we paid $15,000 in management fees to a company owned by Mr. Horchler, our Chief Executive Officer, Chief Financial Officer, President and sole director.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors other than as described below.

Skyflyer GmbH has an employment agreement with Mr. Wagels, pursuant to which Skyflyer GmbH has agreed to pay Mr. Wagels management fees in the amount of EUR 2,330 (approximately $3,358 US) per month, beginning January 1, 2006. This agreement has a fixed period until December 31, 2008. If the agreement is not terminated by December 31, 2008, it will extend for an additional three years.

Skyflyer GmbH had an employment agreement with Dr. Sappok, pursuant to which Skyflyer GmbH agreed to pay Dr. Sappok management fees in the amount of EUR 2,330 (approximately $3,358 US) per month, beginning June 1, 2005, plus a management bonus of 1.5% of the selling price for each flying device sold. Dr. Sappok resigned as a managing director of Skyflyer GmbH in July, 2007, however Skyflyer GmbH has continued to pay Dr. Sappok for acting as an independent contractor, on the same terms and conditions as his employment agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 22, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	Rolf G. Horchler Director, CEO, President, CFO	Nil	Nil
Common Stock	John Boschert Secretary and Treasurer	Nil	Nil
Common Stock	Dieter Wagels Managing Director, Skyflyer Technology GmbH	Nil(2)	Nil
Common Stock	Manfred Sappok Former Managing Director, Skyflyer Technology GmbH	Nil(3)	Nil
Common Stock	All Directors and Executive Officers as a Group (4 persons)	Nil	Nil
5% STOCKHOLDERS
Common Stock	Inventa Holding GmbH Friedrich-List-Allee 10 D-41844 Wegberg - Wildenrath Germany	72,000,000(4) Direct	69.8%

Notes:

(1)

Based on 103,200,000 shares of our common stock issued and outstanding as of February 22, 2008. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 22, 2008.

(2)

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, during the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

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

Dr. Manfred Sappok and Mr. Dieter Wagels are the founders of Skyflyer GmbH and, as such, may be viewed as promoters as contemplated by Item 404(c) of Regulation SB. Dr. Sappok and Mr. Wagels each own approximately 37.5% of Inventa Holding GmbH. In order to acquire our interest in Skyflyer GmbH, we issued to Inventa 33,000,000 shares of our common stock. As consideration, we received all of the outstanding shares of Skyflyer GmbH. The shares issued to Inventa were sold pursuant to Regulation S promulgated under the Securities Act of 1933 on the basis of representations provided by Inventa that it is not a “U.S. person” as defined in Regulation S.

On or about April 19, 2006, Skyflyer GmbH acquired title to the patent applications filed by Mr. Wagels with respect to the flying device and the flight facility in consideration for payments made by Skyflyer GmbH for the development of the technology underlying those patent applications and for an additional payment of EUR 10.00 ($12.00) .

Director Independence

Quotations for our common stock are entered on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Rolf G. Horchler acts our executive officer and sole director. As such, we do not have any independent directors.

ITEM 13. EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change – 13-for-1 Stock Split effective September 30, 2005.(7)
3.3	Certificate of Amendment to Articles – Name Change from Triton Resources, Inc. to Skyflyer Inc. effective October 17, 2006.(7)
3.4	Certificate of Amendment to Articles of Incorporation – Name Change from Skyflyer Inc. to Blackstone Lake Minerals Inc. effective January 23, 2008.(10)
3.5	Bylaws.(1)
10.1	Property Agreement dated effective July 5, 2004 between Decoors Mining Corp. and Triton Resources, Inc.(1)
10.2	Trust Agreement dated July 5, 2004 between Triton Resources, Inc. and Perry Augustson.(1)
10.3	Declaration of Trust by Perry Augustson dated January 1, 2006.(2)
10.4	Share Purchase Agreement between Inventa Holding GmbH, Triton Resources, Inc., Skyflyer Technology GmbH and Perry Augustson, dated for reference the 31st day of March, 2006.(3)
10.5	Agreement and Deed of Transfer between Inventa Holding GmbH and Triton Resources, Inc. dated for reference as of the 19th day of April, 2006.(4)
10.6	Patent Transfer Agreement between Dieter Wagels and Skyflyer Technology GmbH, dated effective as of April 17, 2006.(4)
10.7	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 8, 2006.(5)
10.8	Employment contract between Skyflyer Technology GmbH and Dr. Manfred Sappok, dated for reference as of June 1, 2005 (translated from German to English).(6)
10.9	Employment contract between Skyflyer Technology GmbH and Dieter Wagels, dated for reference as of January 1, 2006 (translated from German to English).(6)
10.10	Purchase Agreement dated October 3, 2007 between American Yellowcake Resources Inc. and Skyflyer Inc.(8)
10.11	Loan Agreement dated October 17, 2007 between Skfylyer Inc. and Black Pointe Holdings Inc.(9)
14.1	Code of Ethics.(2)
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2006.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 10, 2006.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 26, 2006.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on January 30, 2007.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on September 19, 2007.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 11, 2007.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 23, 2007.
(10)	Field as an exhibit to the Company’s Current Report on Form 8-K filed on January 25, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended October 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2007	Year Ended October 31, 2006
Audit Fees	$38,065	$31,811
Audit Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$38,065	$31,811

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSTONE LAKE MINERALS INC.

Date:	February 26, 2008	By:	/s/ Rolf G. Horchler
ROLF G. HORCHLER
Chief Executive Officer, Chief Financial Officer and
President
(Principal Executive Officer
and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 26, 2008	By:	/s/ Rolf G. Horchler
ROLF G. HORCHLER
Chief Executive Officer, Chief Financial Officer and
President
(Principal Executive Officer
and Principal Accounting Officer )
Director

Date:	February 26, 2008	By:	/s/ John Boschert
JOHN BOSCHERT
Secretary and Treasurer