Form 10QSB
period 2008-01-31
BLACKSTONE LAKE MINERALS INC.
filed 2008-03-21
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended January 31, 2008

[ ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-51261

BLACKSTONE LAKE MINERALS INC.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 10, 2008, the Issuer had 103,200,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BLACKSTONE LAKE MINERALS INC.

(formerly Skyflyer Inc.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

January 31, 2008
(Unaudited)

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)
(Unaudited)

January 31,
2008

ASSETS

Current Assets
Cash and cash equivalents	$9,338
Other receivables	5,932
Prepaid expenses	2,388
Deferred tax asset, less valuation allowance of $754,929	-
Total Current Assets	17,658

Mineral property (Note 4)	200,000
Equipment (Note 5)	194

Total Assets	$217,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$173,408
Accounts payable and accrued liabilities –related parties (Note 8)	45,887
Loans Payable –current (Note 6)	217,686
Loans Payable –current –related parties (Note 8)	157,377
Total Current Liabilities	594,358

Loans payable (Note 7)	286,528

Total Liabilities	880,886

Commitments (Note 10)

Stockholders’ Deficit
Common stock (Note 9)
Authorized
975,000,000 common shares, par value $0.001
Issued and outstanding
103,200,000	103,200
Additional paid-in capital	-
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(28,579)
Deficit	(718,605)
Deficit accumulated during the exploration stage	(19,050)
Total Stockholders’ Deficit	(663,034)

Total Liabilities and Stockholders’ Deficit	$217,852

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From
	October 19	Three	Three
	(start of the	Months	Months
	exploration stage)	Ended	Ended
	to January 31,	January 31,	January 31,
	2008	2008	2007

EXPENSES

Amortization	$231	$192	$170
Management fees	23,776	17,593	23,874
Mineral exploration costs	13,511	-	-
Professional fees	27,490	17,016	26,550
Other operating expenses	29,132	24,522	4,091
Foreign currency loss (gain)	52	(306)	(217)

LOSS BEFORE OTHER ITEMS AND INCOME TAXES	(94,192)	(59,017)	(54,468)

Interest income	6	6	-
Interest expense	(12,701)	(11,552)	(3,152)
Gain on forgiven loan	87,837	87,837	-

INCOME (LOSS) BEFORE INCOME TAXES	(19,050)	17,274	(57,620)

Provision for income taxes	-	-	-

NET INCOME (LOSS)	(19,050)	17,274	(57,620)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(6,685)	(6,405)	(1,107)

COMPREHENSIVE INCOME (LOSS)	$(25,735)	$10,869	$(58,727)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		103,200,000	103,200,000

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From
	October 19	Three	Three
	(start of the	Months	Months
	exploration stage)	Ended	Ended
	to January 31,	January 31,	January 31,
	2008	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(19,050)	$17,274	$(57,620)
Adjustments to reconcile net income to cash used in exploration stage activities:
Amortization	231	192	170
Gain on forgiven loan	(87,837)	(87,837)	-
Change in operating assets and liabilities:
Increase in other receivables	(5,430)	(5,430)	(4,550)
Decrease (increase) in prepaid expenses	12,213	13,534	(49)
Increase (decrease) in accounts payable and accrued liabilities	(54,084)	(81,916)	45,626
Increase in accounts payable and accrued liabilities –related parties	31,580	33,339	-
Increase in accrued interest payable	12,458	11,546	3,152

Net cash used in operating activities	(109,919)	(99,298)	(13,271)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	(200,000)	-	-
Acquisition of patents	-	-	(15,689)
Development of website	-	-	-

Net cash used in investing activities	(200,000)	-	(15,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock for cash	-	-	1,190
Proceeds from loans payable	-	-	13,018
Proceeds from loans payable –related parties	71,734	71,734	-

Net cash provided by financing activities	71,734	71,734	14,208

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	1,911	1,776	951

NET DECREASE IN CASH	(236,274)	(25,788)	(13,801)

CASH, BEGINNING OF PERIOD	245,612	35,126	13,801

CASH, END OF PERIOD	$9,338	$9,338	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

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

These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at January 31, 2008 and for all periods presented, have been included. Interim results for the period ended January 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

2.	GOING CONCERN

These unaudited consolidated financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

2.	GOING CONCERN (continued)

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

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(d)	Other receivables

Other receivables consist primarily of Value Added Tax in Germany.

	(e)	Prepaid expenses

Prepaid expenses consists of various prepaid operating expenses.

	(f)	Mineral property

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

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(j)	Fair value of financial instruments

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

	(k)	Stock-based compensation

Effective February 1, 2006, the Company accounts for stock-based compensation issued to employees in accordance with the provisions of SFAS 123R, “Share-Based Payment.” which superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employee.”

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and the consensus in EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”

As of January 31, 2008, there was no stock compensation granted.

	(l)	Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of January 31, 2008, there were no potentially dilutive securities outstanding.

	(m)	Comprehensive income (loss)

The Company has adopted SFAS 130, “Reporting of Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes foreign currency translation adjustments.

	(n)	Exploration stage

The Company is an exploration stage company as defined in SFAS 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to exploring its mineral rights.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(o)	Concentration of credit risk

Cash is the only financial instrument that potentially subjects the Company to concentration of credit risk. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

	(p)	Recent accounting pronouncements

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
January 31, 2008

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

5.	EQUIPMENT

Equipment

2007
Computer equipment	2,050
Accumulated depreciation	(1,856)
Net book value	$194

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

6.	LOANS PAYABLE - CURRENT

During the year ended October 31, 2007, a loan was granted from a third party company for $10,000. The loan was non-interest bearing and had no specific terms for repayment. On October 1, 2007, the Company agreed to begin paying interest on the loan at 8% per annum and agreed to repay the loan on demand. Interest expense included in the statement of operations for the three months ended January 31, 2008 totaled $201.

During the year ended October 31, 2006, two loans were granted from a third party company for $50,000 and $100,000. The loans bear interest at 8% per annum, are compounded annually, and are due May 16, 2008 and June 19, 2008 respectively. Interest expense included in the statement of operations for the three months ended January 31, 2008 and 2007 totaled $3,267 and $3,025, respectively.

During the year ended October 31, 2006, a loan was granted from a third party company for Euro 25,000 (US $36,955). The loan is non-interest bearing and has no specific terms for repayment.

During the year ended October 31, 2006, a loan was granted from a third party company for Euro 60,000 (US $87,837). The loan was non-interest bearing and had no specific terms for repayment. The third party company could make a demand for payment by providing four month’s advance notice, in writing. On December 13, 2007, the lender waived repayment of the entire loan.

7.	LOANS PAYABLE

During the year ended October 31, 2007, several loans were granted from a third party company totaling $280,000. The loans bear interest at 8% per annum, are compounded annually, and are due April 30, 2009. Interest expense included in the statement of operations for the three months ended January 31, 2008 and 2007 totaled $5,631 and $0, respectively.

8.	RELATED PARTY TRANSACTIONS

Loans Payable –Current

During the year ended October 31, 2007. a loan was granted from a managing director of Skyflyer Technology for Euro 30,000 (US $44,346). The loan bears interest at 8% and is due on demand with one month’s advance notice in writing. Interest expense included in the statement of operations for the three months ended January 31, 2008 and 2007 totaled Euro 611 (US $895) and Euro 0 (US $0), respectively.

During the year ended October 31, 2007, a loan was granted from a company with common shareholders as Inventa for Euro 1,337 (US $1,976). The loan is non-interest bearing and has no specific terms for repayment.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

8.	RELATED PARTY TRANSACTIONS (continued)

Loans Payable –Current (continued)

During the three months ended January 31, 2008, several loans were granted from a company owned by managing director of Skyflyer Technology totaling Euro 49,000 (US $72,432). The loans bear interest at 8% per annum and are due on demand with three month’s notice provided at any quarter-end in writing. Interest expense included in the statement of operations for the three months ended January 31, 2008 totaled Euro 601 (US $880), respectively.

During the year ended October 31, 2007, two loans were granted from a company owned by a managing director of Skyflyer Technology for Euro 10,000 (US $14,782) and Euro 13,387 (US $19,789). The first loan bears interest at 7% and was due August 1, 2007. On July 30, 2007, the first loan was extended to December 31, 2007. On December 31, 2007, the first loan was extended to December 31, 2008. The lender may make a demand for payment by providing one month’s advance notice, in writing. The second loan bears interest at 8% and is due on demand with three month’s notice provided at any quarter-end in writing. Interest expense included in the statement of operations for the three months ended January 31, 2008 and 2007 totaled Euro 460 (US $673) and Euro 98 (US $127), respectively.

Other

At January 31, 2008, included in other receivables is Euro 1,403 (US $2,073) owed from a company with a common director and officer of Skyflyer Technology for vehicle maintenance. At January 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 5,000 (US $7,391) owed to the same company with a common director and officer of Skyflyer Technology for vehicle maintenance. Net vehicle costs reimbursed for the three months ended January 31, 2008 and 2007 totaled Euro 1,190 (US $1,742) and Euro 4,056 (US $5,280), respectively, and are included in other operating costs on the statement of operations.

At January 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 1,042 (US $1,541) owed to a company with a common director and officer of Skyflyer Technology for various operating expenses.

At January 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 25,000 (US $36,955) owed to a company owned by an officer and director of the Company for management fees. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

Management fees paid to a company owned by a director and officer of the Company for the three months ended January 31, 2008 and 2007 totaled Euro 10,000 (US $14,953) and $0, respectively. Consulting fees paid to an officer of the Company for the three months ended January 31, 2008 and 2007 totaled $3,000 and $3,000 respectively.

Management fees paid to an officer and director of Skyflyer Technology for the three months ended January 31, 2008 and 2007 totaled Euro 0 (US $0) and Euro 6,990 (US $10,437), respectively. Management fees paid to a former officer and director of Skyflyer Technology for the three months ended January 31, 2008 and 2007 totaled Euro 0 (US $0) and Euro 6,990 (US $10,437), respectively.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

9.	COMMON STOCK

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

On February 8, 2006, Skyflyer Technology entered into a vehicle lease agreement that was to expire on February 9, 2009. The vehicle lease agreement required an initial payment of Euro 20,000 (US -$28,818) plus taxes and requires monthly lease payments of Euro 761 (US -$1,097) plus taxes. The initial payment was being expensed to the statement of operations over the term of the lease. Effective January 1, 2008, the vehicle lease agreement was terminated and the balance of the prepaid deposit has been included in the statement of operations.

On January 1, 2006, Skyflyer Technology entered into an employment contract with a director and officer of Skyflyer Technology effective January 1, 2006, to pay monthly management fees of 2,330 Euro (US -$3,444) and a management bonus based on of the selling price for each system sold to be determined at the end of 2007. The contract ends on December 31, 2008 and if not terminated at this date, will be extended for another three years. The contract may be terminated after December 31, 2008 by giving written notice of one year. The managing director has verbally waived his monthly management fee indefinitely, effective October 1, 2007.

On June 1, 2005, Skyflyer Technology entered into an employment contract with a director and officer of Skyflyer Technology effective June 1, 2005, to pay monthly management fees of 2,330 Euro (US -$3,444) and a management bonus of 1.5% of the selling price for each system sold for an indefinite term. The contract may be terminated at the end of each calendar year by giving written notice of one year. On July 1, 2007, the director and officer of Skyflyer Technology resigned, effective August 1, 2007.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

11.	SEGMENT INFORMATION

Reportable segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. At January 31, 2008, the Company’s operations were conducted in two reportable segments, being the development and commercialization of a one or two person, recreational flying device in Germany and the development and exploration of a mineral property, the Blackstone Lake Property, in Canada. Segmented information for the three months ended January 31, 2008 is presented below:

	Germany	Canada
	-Recreational	-Mineral	Consolidated
	Device	Property
Operating gain (loss)	$(76,468)	$12,000	$(64,468)
General corporate expenses			35,642
Interest expense			11,552
Net income			$17,274
Capital assets	$194	$200,000	$204,404
Amortization	$192	$-	$194
Capital expenditures	$-	$-	$-

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2008

12.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from
	October 19	Three	Three
	(start of the	Months	Months
	exploration stage)	Ended	Ended
	to January 31,	January 31,	January 31,
	2008	2008	2007

Cash paid for:
Interest	$240	$5	$-
Income taxes	$-	$-	$-

Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the period from inception (April 14, 2005) to October 31, 2005, the Company issued 33,000,000 common shares for the acquisition of Skyflyer Technology.

13.	SUBSEQUENT EVENTS

On February 7, 2008, a loan was granted from a third party company for $11,000. The loan bears interest at 10% per annum, compounded annually, and is due on demand.

On February 13, 2008, a loan was granted from a third party company for $15,000. The loan bears interest at 10% per annum, compounded annually, and is due on demand.

On March 4, 2008, a loan was granted from a third party company for $6,500. The loan bears interest at 10% per annum, compounded annually, and is due on demand.

On March 10, 2008, the Company entered into a management consulting agreement with a director and officer of the Company with an effective date of March 1, 2008, to pay monthly consulting fees of $4,000 per month and to pay a per diem fee of $500 for each day that he attends investor presentations or performs geological services at any mineral property owned, operated, explored, worked or managed by the Company. The contract expires on February 28, 2010 ad may be cancelled by the Company with three months notice, in writing.

On March 18, 2008, a loan was granted from a third party company for $8,000. The loan bears interest at 10% per annum, compounded annually, and is due on demand.

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

As used in this Quarterly Report on Form 10-QSB, the terms "we,” "us,” "our,” “Blackstone” and the “Company” mean Blackstone Lake Minerals Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CORPORATE OVERVIEW

We were incorporated on May 18, 2004 under the laws of the State of Nevada.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Currently, we own a 100% interest in a mineral property that we call the Blackstone Lake Property. The Blackstone Lake Property consists of two mineral claims covering approximately 9,600 hectares (approximately 23,722 acres) located in north-central Saskatchewan, Canada.

In addition, we own 100% of Skyflyer Technology GmbH (“Skyflyer GmbH”), a German limited liability company, that is seeking to develop a recreational VTOL (Vertical take-off and landing) flying machine. However, our management has decided to focus our limited financial resources on the exploration and development of the Blackstone Lake Property. Our management is currently evaluating our options with respect to Skyflyer GmbH and the development plans for the VTOL flying device.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended January 31, 2008 and changes in our financial condition from October 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended October 31, 2007 filed with the SEC on February 26, 2008.

RECENT CORPORATE DEVELOPMENTS

The following significant corporate developments have occurred since October 31, 2007, the end of our last fiscal year:

1.	On January 23, 2008, we changed our name from “Skyflyer Inc.” to “Blackstone Lake Minerals Inc.”

2.

On February 29, 2008, Rolf Horchler resigned as our Chief Executive Officer, Chief Financial Officer, President and sole director. Replacing Mr. Horchler as our Chief Executive Officer, Chief Financial Officer, President and sole director was Dr. Rudolf Mauer. There was no disagreement between the Company and Mr. Horchler regarding any matter relating to the Company’s operations, policies or practices.

3.

On March 10, 2008, we entered into a management consulting agreement with Dr. Rudolf Mauer, our Chief Executive Officer, Chief Financial Officer, President and sole director. The agreement, which is dated effective as of March 1, 2008, provides that Dr. Mauer will act as our CEO, CFO, President, and as a director, and that Dr. Mauer will direct and supervise the our mineral exploration and development efforts (the “Services”). Dr. Mauer has agreed to commit 50 hours per month to the Company in providing the Services.

In consideration for providing the Services, we have agreed to pay Dr. Mauer a consulting fee of $4,000 per month. Notwithstanding the effective date of the agreement, we have agreed to pay Dr. Mauer his consulting fee retroactively from November 1, 2007 for services provided by Dr. Mauer to us since that date. In addition, we have agreed to pay Dr. Mauer a per diem fee of $500 for each day that Dr. Mauer attends investor presentations or performs geological services at any mineral property owned, operated, explored, worked or managed by us. Dr. Mauer is also entitled to be reimbursed for reasonable travel, promotional and other expenses incurred by him while providing the Services.

Dr. Mauer’s consulting agreement extends for a period of two years and expires on February 28, 2010. We may cancel the agreement without cause by providing Dr. Mauer with 3 months advance written notice, while Dr. Mauer may cancel the agreement without cause by providing us with 30 days advance written notice.

PLAN OF OPERATION

The following summarizes our plan of operation with respect to the Blackstone Lake Property. Currently, we intend to focus our available financial resources on the exploration and development of the Blackstone Lake Property. We do not expect to make any progress on the development of the VTOL flying device being developed by Skyflyer GmbH during the next twelve months. Our management is currently evaluating our options with respect to Skyflyer GmbH and the development plans for the VTOL flying device. We do not currently have, and do not expect to have, sufficient capital resources to meet all of the anticipated costs of our plan of operation for the next twelve months. As such, our ability to complete the plan of operation will be dependent upon our ability to obtain additional financing.

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

RESULTS OF OPERATIONS

First Quarter Summary

	First Quarter Ended January 31,		Percentage
	2008	2007	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(59,017)	(54,468)	8.4%
Other Items	76,291	(3,152)	2,520.4%
Net Income (Loss)	$17,274	$(57,620)	130.0%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the foreseeable future. Our ability to earn revenues in the future is dependent upon the discovery of commercially exploitable mineral reserves on the Blackstone Lake Property, of which there is no assurance.

Expenses

	Three Months Ended January 31,		Percentage
	2008	2007	Increase / (Decrease)
Amortization	$192	$170	12.9%
Management fees	17,593	23,874	(26.3)%
Professional fees	17,016	26,550	(35.9)%
Other operating expenses	24,522	4,091	499.4%
Foreign currency loss	(306)	(217)	41.0%
Total Expenses	$59,017	$54,468	8.4%

Management fees include amounts paid as compensation to our officers and directors and to the officers and directors of Skyflyer GmbH. Management fees for the three months ended January 31, 2008 decreased primarily because the managing director of Skfylyer GmbH agreed to waive payment of his salary as the activities of Skyflyer GmbH were suspended.

Other operating expenses for the period ended January 31, 2008 relate primarily to expenses recognized upon the termination by Skyflyer GmbH of a vehicle lease agreement.

We anticipate that our expenses will increase significantly as we undertake our exploration program for the Blackstone Lake Property.

OTHER ITEMS

During the fiscal period ended January 31, 2008, we recognized a gain on a forgiven loan of $87,837. The loan was granted by an unrelated third party to Skyflyer GmbH during the year ended October 31, 2006 and was unsecured and non-interest bearing.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2008	At October 31, 2007	Increase / (Decrease)
Current Assets	$17,658	$51,249	(65.5)%
Current Liabilities	(594,358)	(644,632)	(7.8)%
Working Capital (Deficit)	$(576,700)	$(593,383)	(2.8)%

Cash Flows
	Three Months Ended	Three Months Ended
	January 31, 2008	January 31, 2007
Cash Flows used in Operating Activities	$(99,298)	$(13,271)
Cash Flows used in Investing Activities	--	(15,689)
Cash Flows from Financing Activities	71,734	14,208
Effect of Foreign Currency Translations	1,776	951
Net Increase in Cash During Period	$(25,788)	$(13,801)

The decrease in our working capital deficit at January 31, 2008 from October 31, 2007, is primarily a result of the fact that an unrelated third party forgave a loan of $87,837 granted to Skyflyer GmbH during the year ended October 31, 2006.

As at January 31, 2008, we had cash on hand of $9,338. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term. Our only source of financing during the period ended January 31, 2008 were loans totaling $72,432 advanced by a company owned by the managing director of Skyflyer GmbH. The loans bear interest at a rate of 8% per annum and are due on demand with three months advance written notice to be provided at any fiscal quarter-end.

In February and March, 2008, we received two additional loans from Black Pointe Holdings Inc. for $11,000 and $8,000 respectively. These loans bear interest at a rate of 10% per annum, compounded annually and are due on demand. Black Pointe had previously loaned us $280,000 in October, 2007 at an interest rate of 8% per annum, due on or before April 30, 2009. Two additional loans were granted from a third party company in February and March totaling $21,500 in the aggregate. These loans bear interest at a rate of 10% per annum, compounded annually and are due on demand.

Any future financing that we obtain is expected to be in the form of sales of our equity securities. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. If we are not successful in raising sufficient financing, we will not be able to complete our current plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change – 13-for-1 Stock Split effective September 30, 2005.(7)
3.3	Certificate of Amendment to Articles – Name Change from Triton Resources, Inc. to Skyflyer Inc. effective October 17, 2006.(7)
3.4	Certificate of Amendment to Articles of Incorporation – Name Change from Skyflyer Inc. to Blackstone Lake Minerals Inc. effective January 23, 2008.(10)
3.5	Bylaws.(1)
10.1	Share Purchase Agreement between Inventa Holding GmbH, Triton Resources, Inc., Skyflyer Technology GmbH and Perry Augustson, dated for reference the 31st day of March, 2006.(3)
10.2	Agreement and Deed of Transfer between Inventa Holding GmbH and Triton Resources, Inc. dated for reference as of the 19th day of April, 2006.(4)
10.3	Patent Transfer Agreement between Dieter Wagels and Skyflyer Technology GmbH, dated effective as of April 17, 2006.(4)
10.4	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 8, 2006.(5)
10.5	Employment contract between Skyflyer Technology GmbH and Dr. Manfred Sappok,

Exhibit
Number	Description of Exhibits
dated for reference as of June 1, 2005 (translated from German to English).(6)
10.6	Employment contract between Skyflyer Technology GmbH and Dieter Wagels, dated for reference as of January 1, 2006 (translated from German to English).(6)
10.7	Purchase Agreement dated October 3, 2007 between American Yellowcake Resources Inc. and Skyflyer Inc.(8)
10.8	Loan Agreement dated October 17, 2007 between Skyflyer Inc. and Black Pointe Holdings Inc.(9)
10.9	Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated July 30, 2007 (translated from German to English).
10.10	Second Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated December 31, 2007 (translated from German to English).
10.11	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated November 28, 2007 (translated from German to English).
10.12	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 6, 2007 (translated from German to English).
10.13	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 7, 2007 (translated from German to English).
10.14	Management Consultant Agreement dated March 1, 2008 between Blackstone Lake Minerals Inc. and Dr. Rudolf Mauer.(12)
14.1	Code of Ethics.(2)
21.1	List of Subsidiaries.(11)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2006.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 10, 2006.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 26, 2006.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on January 30, 2007.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on September 19, 2007.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 11, 2007.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 23, 2007.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on February 26, 2008.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 13, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSTONE LAKE MINERALS INC.

Date:	March 21, 2008	By:	/s/ Rudolf Mauer

RUDOLF MAUER
President, Chief Executive Officer
& Chief Financial Officer
(Principal Executive Officer
and Principal Accounting Officer)