Form 10-Q
period 2008-04-30
BLACKSTONE LAKE MINERALS INC.
filed 2008-06-23
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-51261

BLACKSTONE LAKE MINERALS INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-1147435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#205 – 1480 Gulf Road
Point Roberts, WA	98281
(Address or principal executive officers)	(Zip Code)

(360) 927-7354
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 19, 2008, the Issuer had 70,200,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended April 30, 2008 are not necessarily indicative of the results that can be expected for the year ending October 31, 2008.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” “Blackstone” and the “Company” mean Blackstone Lake Minerals Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

BLACKSTONE LAKE MINERALS INC.

(formerly Skyflyer Inc.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

April 30, 2008
(Unaudited)

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)

	April 30,	October 31,
	2008	2007
	(unaudited)	(audited)

ASSETS

Current Assets
Cash and cash equivalents	$13,613	$35,126
Other receivables	-	438
Prepaid expenses	-	15,685
Deferred tax asset, less valuation allowance of $45,312 (2007 -$430,444))	-	-
Total Current Assets	13,613	51,249

Mineral property (Note 4)	200,000	200,000
Equipment	-	378

Total Assets	$213,613	$251,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$114,978	$252,174
Accounts payable and accrued liabilities –related parties (Note 7)	37,633	12,322
Loans Payable –current (Note 6)	251,796	299,742
Loans Payable –current –related parties (Note 7)	-	80,394
Total Current Liabilities	404,407	644,632

Loans payable (Note 6)	292,036	280,898

Total Liabilities	696,443	925,530

Commitments (Note 9)

Stockholders’ Deficit
Common stock (Note 8)
Authorized
975,000,000 common shares, par value $0.001
Issued and outstanding
April 30, 2008 -70,200,000
October 31, 2007 -103,200,000	70,200	103,200
Additional paid-in capital	4,277,775	-
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(174,074)	(22,174)
Deficit	(718,605)	(718,605)
Deficit accumulated during the exploration stage	(3,938,126)	(36,324)
Total Stockholders’ Deficit	(482,830)	(673,903)

Total Liabilities and Stockholders’ Deficit	$213,613	$251,627

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From October 19	Six	Six	Three	Three
	(start of the	Months	Months	Months	Months
	exploration stage)	Ended	Ended	Ended	Ended
	to April 30,	April 30,	April 30,	April 30,	April 30,
	2008	2008	2007	2008	2007

EXPENSES

Management fees	$32,002	$28,592	$6,000	$11,000	$3,000
Mineral exploration costs	13,710	199	-	199	-
Professional fees	60,914	56,735	38,379	34,381	16,639
Other operating expenses	29,111	27,416	19,131	19,414	15,758
Foreign currency loss	2,015	1,657	98	1,963	315

LOSS BEFORE OTHER ITEM AND
INCOME TAXES	137,752	114,599	63,608	66,957	35,712

Interest expense	19,269	18,671	5,951	9,573	2,926

LOSS BEFORE INCOME TAXES	157,021	133,270	69,559	76,530	38,638

Provision for income taxes	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	157,021	133,270	69,559	76,530	38,638

Discontinued operations (Note 11)	3,781,105	3,768,532	67,703	3,842,546	41,004

NET LOSS	3,938,126	3,901,802	137,262	3,919,076	79,642

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	152,180	151,900	2,365	145,495	1,258

COMPREHENSIVE LOSS	$4,090,306	$4,053,702	$139,627	$4,064,571	$80,900

BASIC AND DILUTED NET LOSS FROM CONTINUING
OPERATIONS PER SHARE		(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED NET LOSS FROM DISCONTINUED
OPERATIONS PER SHARE		(0.05)	$(0.00)	$(0.05)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		73,645,055	103,200,000	77,166,667	103,200,000

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From October 19	Six	Six
	(start of the	Months	Months
	exploration stage)	Ended	Ended
	to April 30,	April 30,	April 30,
	2008	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(157,021)	$(133,270)	$(69,559)
Change in operating assets and liabilities:
Decrease in prepaid expenses	30	2,030	-
Increase in accounts payable and accrued liabilities	31,594	14,889	52,548
Increase in accounts payable and accrued liabilities –related parties	32,799	34,558	1,000
Increase in accrued interest payable	19,557	18,959	5,951
Net change in non-cash items of discontinued operations	(90,807)	(90,846)	343
Net cash used in operating activities of discontinued operations	(12,222)	(11,769)	(19,801)

Net cash used in operating activities	(176,070)	(165,449)	(29,518)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	(200,000)	-	-
Net cash used in investing activities of discontinued operations		-	(29,423)

Net cash used in investing activities	(200,000)	-	(29,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness		-	31,758
Proceeds from loans payable	68,027	68,027	-
Net cash provided by financing activities of discontinued operations	74,379	74,379	13,139

Net cash provided by financing activities	142,406	142,406	44,897

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	1,665	1,530	243

NET DECREASE IN CASH	(231,999)	(21,513)	(13,801)

CASH, BEGINNING OF PERIOD	245,612	35,126	13,801

CASH, END OF PERIOD	$13,613	$13,613	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Blackstone Lake Minerals Inc. (formerly Skyflyer Inc.) (originally Triton Resources, Inc.) (the “Company”) was incorporated on May 18, 2004, under the laws of the State of Nevada and was in the business of exploring mineral properties. Effective April 19, 2006, the Company acquired 100% of the issued and outstanding shares of Skyflyer Technology GmbH (“Skyflyer Technology”), a company engaged in the development and commercialization of a one or two person, recreation flying device. On October 18, 2007, the Company acquired a 100% interest in a mineral claim (the “Blackstone Lake Property”) in Saskatchewan, Canada. The Company is focusing its resources on the development and exploration of the Blackstone Lake Property and on April 11, 2008, the Company sold its interest in Skyflyer Technology. The Company is considered to be an exploration stage company, as it is not in the production stage nor has it generated revenues from operations.

Effective April 19, 2006, the Company acquired 100% of the issued and outstanding shares of Skyflyer Technology from Inventa Holding GmbH (“Inventa”) in exchange for an aggregate of 33,000,000 shares of the Company’s common stock. Completion of the acquisition resulted in the former sole shareholder of Skyflyer Technology holding the majority of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a recapitalization of Skyflyer Technology. On April 11, 2008, the Company completed a share exchange agreement with Inventa and Skyflyer Technology, whereby the Company sold to Inventa all of the issued and outstanding shares of Skyflyer Technology in exchange for the surrender of 33,000,000 share of the Company’s common stock for cancellation. Results of the discontinued Skyflyer Technology operations are presented in Note 11.

The unaudited consolidated financial statements of the Company prior to April 19, 2006 are those of Skyflyer Technology. Prior to the disposition of Skyflyer Technology on April 11, 2008, the Company’s date of incorporation was considered to be April 14, 2005, the date of inception of Skyflyer Technology. All significant inter-company balances were eliminated on consolidation.

Effective October 17, 2006, the Company changed its name from Triton Resources, Inc. to Skyflyer Inc. Effective January 23, 2008, the Company changed its name to Blackstone Lake Minerals Inc.

These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at April 30, 2008 and for all periods presented, have been included. Interim results for the period ended April 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008

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

The functional currency of the Company is the U.S. dollar. The Company’s former subsidiary, Skyflyer Technology, uses the Euro as its functional currency. Accordingly, monetary assets and liabilities denominated in a foreign currency were translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities were translated at historical rates. Revenue and expense items denominated in a foreign currency were translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains and losses arising on translation of foreign currency items are included in the statement of operations.

The Company followed the current rate method of translation to U.S. dollars with respect to its former foreign subsidiary. Accordingly, assets and liabilities were translated into U.S. dollars at the year-end exchange rates while revenue and expenses were translated at the average exchange rates during the year. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(c)	Cash and cash equivalents

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

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(i)	Income taxes

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

As of April 30, 2008, there was no stock compensation granted.

	(l)	Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of April 30, 2008 and 2007, there were no potentially dilutive securities outstanding.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(m)	Comprehensive income (loss)

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

FASB Staff Position 157-2 (“FSP SFAS 157-2”) delayed the effective date of SFAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 on January 1, 2008, and utilized the one year deferral for nonfinancial assets and nonfinancial liabilities that was granted by FSP FAS 157-2. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of FAS 159 did not have a material impact on the Company’s consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(p) Recent accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Earlier adoption is permitted. The Company is currently reviewing the provisions of FAS 161 and has not yet adopted the statement. However, as the provisions of SFAS 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of SFAS 161 will have a material impact on its consolidated operating results, financial position, or cash flows.

(q) Reclassifications

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

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008

5.	LOANS PAYABLE - CURRENT

During the six months ended April 30, 2008, several loans were granted from a third party company totaling $39,000. The loans bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the six and three months ended April 30, 2008 totaled $360 and $360, respectively.

During the six months ended April 30, 2008, several loans were granted from a third party company totaling $28,000. The loans bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the six and three months ended April 30, 2008 totaled $348 and $348, respectively.

During the year ended October 31, 2007, a loan was granted from a third party company for $10,000. The loan was non-interest bearing and had no specific terms for repayment. On October 1, 2007, the Company agreed to begin paying interest on the loan at 8% per annum and agreed to repay the loan on demand. Interest expense included in the statement of operations for the six and three months ended April 30, 2008 totaled $398 and $197, respectively. Interest expense included in the statement of operations for the six and three months ended April 30, 2007 totaled $0 and $0, respectively.

During the year ended October 31, 2006, two loans were granted from a third party company for $50,000 and $100,000. The loans bear interest at 8% per annum, are compounded annually, and were due May 16, 2008 and June 19, 2008 respectively. On each of the loan’s due dates, the loans were verbally extended with the same terms and are due on demand. Interest expense included in the statement of operations for the six and three months ended April 30, 2008 totaled $6,426 and $3,160, respectively. Interest expense included in the statement of operations for the six and three months ended April 30, 2007 totaled $5,951 and $2,926, respectively.

6.	LOANS PAYABLE

During the year ended October 31, 2007, several loans were granted from a third party company totaling $280,000. The loans bear interest at 8% per annum, are compounded annually, and are due April 30, 2009. Interest expense included in the statement of operations for the six and three months ended April 30, 2008 totaled $11,139 and $5,508, respectively. Interest expense included in the statement of operations for the six and three months ended April 30, 2007 totaled $0 and $0, respectively.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008

7.	RELATED PARTY TRANSACTIONS

At April 30, 2008, included in accounts payable and accrued liabilities –related parties is $14,222 owed to a director and officer of the Company for management fees and reimbursement of expenses. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

At April 30, 2008, included in accounts payable and accrued liabilities –related parties is Euro 15,000 owed to a company owned by a former officer and director of the Company for management fees. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Management fees paid to a company owned by a director and officer of the Company for the six and three months ended April 30, 2008 and 2007 totaled Euro 10,000 (US $14,953) and $0, respectively.

Management fees paid to an officer and director of the Company for the six and three months ended April 30, 2008 totaled $8,000 and $8,000, respectively. Consulting fees paid to the same officer and director of the Company for the six and three months ended April 30, 2008 totaled $19,000 and $7,000, respectively. Consulting fees paid to an officer of the Company for the six and three months ended April 30, 2008 totaled $6,000 and $3,000 respectively. Consulting fees paid to an officer of the Company for the six months ended April 30, 2007 totaled $6,000 and $3,000 respectively.

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

On June 14, 2004, the Company issued 39,000,000 shares of its common stock at $0.001 per share in a private placement transaction.

On July 4, 2004, the Company issued 16,250,000 shares of its common stock at $0.01 per share in a private placement transaction.

On October 25, 2004, the Company issued 14,950,000 shares of its common stock at $0.05 per share in a private placement transaction.

On April 19, 2006, the Company acquired all the issued and outstanding stock of Skyflyer Technology, which was accounted for as a recapitalization of the Company (Note 1) in exchange for 33,000,000 shares of common stock. The issued number of shares of common stock was that of the Company with adjustments made for differences in par value between the Company and Skyflyer Technology. On April 11, 2008, the Company completed a share exchange agreement with Inventa and Skyflyer Technology, whereby the Company sold to Inventa all of the issued and outstanding shares of Skyflyer Technology in exchange for the surrender of 33,000,000 share of the Company’s common stock for cancellation. On April 11, 2008, the Company cancelled the 33,000,000 shares of its common stock.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008

9.	COMMITMENT

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

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from
	October 19	Six	Six
	(start of the	Months	Months
	exploration stage)	Ended	Ended
	to April 30,	April 30,	April 30,
	2008	2008	2007

Cash paid for:
Interest	$240	$-	$-
Income taxes	$-	$-	$-

Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2008

11.	DISCONTINUED OPERATIONS

On April 11, 2008, the Company completed a share exchange agreement with Inventa and Skyflyer Technology, whereby the Company sold to Inventa all of the issued and outstanding shares of Skyflyer Technology in exchange for the surrender of 33,000,000 share of the Company’s common stock for cancellation. During the three months ended April 30, 2008, the Company realized a loss from discontinued operations of $3,842,546, which includes the loss on disposal of $3,834,033 from the disposition of Skyflyer Technology.

The carrying amount of assets related to the discontinued operations included in the October 31, 2007 balance sheet is as follows:

Balance Sheet –October 31 2007

Current Assets:
Cash	$4,616
Other receivables	438
Prepaid expenses	13,685

Total Current Assets	$18,739

Equipment	$378

Current Liabilities:
Accounts payable and accrued	$(151,862)
Accounts payable and accrued –related parties	(8,725)
Loans payable	(145,978)
Loans payable –related parties	(80,394)

Total Current Liabilities	$(386,959)

12.	SUBSEQUENT EVENT

On May 12, 2008, a loan was granted from a third party company for $8,000. The loan bears interest at 10% per annum, compounded annually, and is due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II – Item 1A. Risk Factors" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB or Form 10-K, our Quarterly Reports on Form 10-QSB or 10-Q and our Current Reports on Form 8-K.

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

Unit recently, we had been engaged in the development of a recreational VTOL (Vertical take-off and landing) flying machine through our wholly owned subsidiary, Skyflyer Technology GmbH (“Skyflyer GmbH”), a German limited liability company. On April 11, 2008, we completed the disposition of Skyflyer GmbH to our majority stockholder, Inventa Holding GmbH (“Inventa”). The disposition of Skyflyer GmbH was completed pursuant to the terms and subject to the conditions of a share exchange agreement dated for reference as of March 31, 2008 (the “Share Exchange Agreement”) among the Company, Inventa and Skyflyer GmbH. Under the terms of the Share Exchange Agreement, we sold all of the issued and outstanding shares of Skyflyer GmbH to Inventa in exchange for Inventa surrendering for cancellation 33,000,000 shares of our common stock held by Inventa. The 33,000,000 shares of our common stock surrendered by Inventa were originally issued in connection with our acquisition of Skyflyer GmbH from Inventa in April, 2006. As a result of the disposition of Skyflyer GmbH, we will now focus our financial resources on the exploration and development of our Blackstone Lake Property.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six months ended April 30, 2008 and changes in our financial condition from October 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended October 31, 2007 filed with the SEC on February 26, 2008.

RECENT CORPORATE DEVELOPMENTS

The following significant corporate developments occurred since January 31, 2008, the end of our last fiscal quarter:

1.

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

2.

On March 10, 2008, we entered into a management consulting agreement with Dr. Rudolf Mauer, our Chief Executive Officer, Chief Financial Officer, President and sole director. The agreement, which is dated effective as of March 1, 2008, provides that Dr. Mauer will act as our CEO, CFO, President, and as a director, and that Dr. Mauer will direct and supervise the our mineral exploration and development efforts (the “Services”). Dr. Mauer has agreed to commit 50 hours per month to us in providing the Services.

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

3.	On April 11, 2008, we completed the disposition of our wholly owned subsidiary, Skyflyer GmbH, to our majority stockholder, Inventa Holding GmbH (“Inventa”). See “Corporate Overview” above.

PLAN OF OPERATION

The following summarizes our plan of operation with respect to the Blackstone Lake Property. Until recently, we had been engaged in the business of developing a VTOL flying device through our wholly owned subsidiary, Skyflyer GmbH. In April 2008, we disposed of Skyflyer GmbH to our majority stockholder, Inventa. As a result of the disposition of Skyflyer GmbH, we will now focus our financial resources on the exploration and development of the Blackstone Lake Property. We do not currently have, and do not expect to have, sufficient capital resources to meet all of the anticipated costs of our plan of operation for the next twelve months. As such, our ability to complete the plan of operation will be dependent upon our ability to obtain additional financing.

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

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended April 30,			Six Months Ended April 30,
			Percentage			Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$--	$--	n/a	$--	$-	n/a
Expenses	(66,957)	(35,712)	87.5%	(114,599)	(63,608)	80.2%
Interest Expense	(9,573)	(2,926)	227.2%	(18,671)	(5,951)	213.7%
Discontinued Operations	(3,842,546)	(41,004)	9,271.1%	(3,768,532)	(67,703)	5,466.3%
Net (Loss)	$(3,919,076)	$(79,642)	4,820.9%	$(3,901,802)	$(137,262)	2,742.6%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the foreseeable future. Our ability to earn revenues in the future is dependent upon the discovery of commercially exploitable mineral reserves on the Blackstone Lake Property, of which there is no assurance.

Expenses

	Second Quarter Ended April 30			Six Months Ended April 30
			Percentage			Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Management fees	$11,000	$3,000	266.7%	$28,592	$6,000	376.5%
Mineral exploration costs	199	-	n/a	199	-	n/a
Professional fees	34,381	16,639	106.6%	56,735	38,379	47.8%
Other operating expenses	19,414	15,758	23.2%	27,416	19,131	43.3%
Foreign currency loss (gain)	1,963	315	523.2%	1,657	98	1,590.8%
TOTAL	$66,957	$35,712	87.5%	$114,599	$63,608	80.2%

Management fees include amounts paid as compensation to our officers and directors. Management fees increased during the quarter ended April 30, 2008 due to the fact that we agreed to pay a fee of $4,00 per month to our sole executive officer in accordance with the terms and conditions of his management consulting agreement.

Professional fees consist of consulting fees, and legal and accounting fees in connection with meeting our reporting obligations under the Exchange Act.

We anticipate that our expenses will increase significantly as we undertake our exploration program for the Blackstone Lake Property.

DISCONTINUED OPERATIONS

During the fiscal quarter ended April 30, 2008, we realized a loss from discontinued operations of $3,842,546 as a result of the disposition of Skyflyer GmbH in April 2008.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At April 30, 2008	At October 31, 2007	Increase / (Decrease)
Current Assets	$13,613	$51,249	(73.4)%
Current Liabilities	(404,407)	(644,632)	(37.3)%
Working Capital (Deficit)	$(390,794)	$(593,383)	(34.1)%

Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2008	April 30, 2007
Cash Flows used in Operating Activities	$(165,449)	$(29,518)
Cash Flows used in Investing Activities	-	(29,423)
Cash Flows from Financing Activities	142,406	44,897
Effect of Foreign Currency Translations	1,530	243
Net Increase in Cash During Period	$(21,513)	$(13,801)

The decrease in our working capital deficit at April 30, 2008 from October 31, 2007 is primarily a result of the fact that we discontinued our Skyflyer operations as a result of the disposition of Skyflyer GmbH in April 2008.

As at April 30, 2008, we had cash on hand of $9,338. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term.

During the six months ended April 2008, we received loans from Black Pointe Holdings Inc. totaling $28,00 respectively. These loans bear interest at a rate of 10% per annum, compounded annually and are due on demand. Black Pointe had previously loaned us $280,000 in October, 2007 at an interest rate of 8% per annum, due on or before April 30, 2009. We received loans totaling from a third party company during the six months ended April 30, 2008. These loans bear interest at a rate of 10% per annum, compounded annually and are due on demand.

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

Our significant accounting policies are described at Note 3 to our financial statements for the period ended April 30, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

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

We have no mineral reserves. If we do not find a mineral reserve or if we cannot complete the exploration of the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and investors will lose their investment. Mineral exploration is highly speculative endeavor. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability is subject to further risks including:

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change – 13-for-1 Stock Split effective September 30, 2005.(7)

Exhibit
Number	Description of Exhibits
3.3	Certificate of Amendment to Articles – Name Change from Triton Resources, Inc. to Skyflyer Inc. effective October 17, 2006.(7)
3.4	Certificate of Amendment to Articles of Incorporation – Name Change from Skyflyer Inc. to Blackstone Lake Minerals Inc. effective January 23, 2008.(10)
3.5	Bylaws.(1)
10.1	Share Purchase Agreement between Inventa Holding GmbH, Triton Resources, Inc., Skyflyer Technology GmbH and Perry Augustson, dated for reference the 31st day of March, 2006.(3)
10.2	Agreement and Deed of Transfer between Inventa Holding GmbH and Triton Resources, Inc. dated for reference as of the 19th day of April, 2006.(4)
10.3	Patent Transfer Agreement between Dieter Wagels and Skyflyer Technology GmbH, dated effective as of April 17, 2006.(4)
10.4	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 8, 2006.(5)
10.5	Employment contract between Skyflyer Technology GmbH and Dr. Manfred Sappok, dated for reference as of June 1, 2005 (translated from German to English).(6)
10.6	Employment contract between Skyflyer Technology GmbH and Dieter Wagels, dated for reference as of January 1, 2006 (translated from German to English).(6)
10.7	Purchase Agreement dated October 3, 2007 between American Yellowcake Resources Inc. and Skyflyer Inc.(8)
10.8	Loan Agreement dated October 17, 2007 between Skyflyer Inc. and Black Pointe Holdings Inc.(9)
10.9	Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated July 30, 2007 (translated from German to English).(13)
10.10	Second Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated December 31, 2007 (translated from German to English).(13)
10.11	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated November 28, 2007 (translated from German to English).(13)
10.12	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 6, 2007 (translated from German to English).(13)
10.13	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 7, 2007 (translated from German to English).(13)
10.14	Management Consultant Agreement dated March 1, 2008 between Blackstone Lake Minerals Inc. and Dr. Rudolf Mauer.(12)
10.15	Share Exchange Agreement dated for reference as of March 31, 2008 among Blackstone Lake Minerals Inc., Inventa Holding GmbH and Skyflyer Technology GmbH.(14)
14.1	Code of Ethics.(2)
21.1	List of Subsidiaries.(11)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2006.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 10, 2006.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 26, 2006.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 15, 2006.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on January 30, 2007.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on September 19, 2007.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 11, 2007.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 23, 2007.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB filed on February 26, 2008.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 13, 2008.
(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 8, 2008.
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on March 21, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKSTONE LAKE MINERALS INC.

Date:	June 23, 2008	By:	/s/ Rudolf Mauer

RUDOLF MAUER
President, Chief Executive Officer
& Chief Financial Officer
(Principal Executive Officer
and Principal Accounting Officer)