Form 10-Q
period 2008-07-31
BLACKSTONE LAKE MINERALS INC.
filed 2008-09-19
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-51261

BLACKSTONE LAKE MINERALS INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-1147435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#205 – 1480 Gulf Road
Point Roberts, WA	98281
(Address of principal executive officers)	(Zip Code)

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 16, 2008, the Registrant had 70,200,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended July 31, 2008 are not necessarily indicative of the results that can be expected for the year ending October 31, 2008.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” “Blackstone” and the “Company” mean Blackstone Lake Minerals Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

BLACKSTONE LAKE MINERALS INC.

(formerly Skyflyer Inc.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

July 31, 2008
(Unaudited)

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)

	July 31,	October 31,
	2008	2007
	(unaudited)	(audited)

ASSETS

Current Assets
Cash and cash equivalents	$121	$35,126
Other receivables	-	438
Prepaid expenses	-	15,685
Deferred tax asset, less valuation allowance of $73,194 (2007 -$430,444))	-	-
Total Current Assets	121	51,249

Mineral property (Note 4)	200,000	200,000
Equipment	-	378

Total Assets	$200,121	$251,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$135,114	$252,174
Accounts payable and accrued liabilities –related parties (Note 6)	37,696	12,322
Loans Payable –current (Note 5)	568,397	299,742
Loans Payable –current –related parties	-	80,394
Total Current Liabilities	741,207	644,632

Loans payable	-	280,898

Total Liabilities	741,207	925,530

Commitments (Note 8)

Stockholders’ Deficit
Common stock (Note 7)
Authorized
975,000,000 common shares, par value $0.001
Issued and outstanding
July 31, 2008 -70,200,000
October 31, 2007 -103,200,000	70,200	103,200
Additional paid-in capital	4,277,775	-
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(174,074)	(22,174)
Deficit	(718,605)	(718,605)
Deficit accumulated during the exploration stage	(3,996,382)	(36,324)

Total Stockholders’ Deficit	(541,086)	(673,903)

Total Liabilities and Stockholders’ Deficit	$200,121	$251,627

The accompanying notes are an integral part of these financial statements.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From October 19	Nine	Nine	Three	Three
	(start of the	Months	Months	Months	Months
	exploration stage)	Ended	Ended	Ended	Ended
	to July 31,	July 31,	July 31,	July 31,	July 31,
	2008	2008	2007	2008	2007

EXPENSES

Management fees	$47,002	$43,592	$9,000	$15,000	$3,000
Mineral exploration costs	13,710	199	-	-	-
Professional fees	80,648	76,469	52,204	19,734	13,825
Other operating expenses	42,245	40,550	25,882	13,134	6,750
Foreign currency loss (gain)	1,039	681	271	(976)	173

LOSS BEFORE OTHER ITEM AND
INCOME TAXES	184,644	161,491	87,357	46,892	23,748

Interest expense	30,633	30,035	9,118	11,364	3,168

LOSS BEFORE INCOME TAXES	215,277	191,526	96,475	58,256	26,916

Provision for income taxes	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	215,277	191,526	96,475	58,256	26,916

Discontinued operations (Note 10)	3,781,105	3,768,532	108,964	-	41,261

NET LOSS	3,996,382	3,960,058	205,439	58,256	68,177

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	152,180	151,900	2,735	-	370

COMPREHENSIVE LOSS	$4,148,562	$4,111,958	$208,174	$58,256	$68,547

BASIC AND DILUTED NET LOSS FROM CONTINUING
OPERATIONS PER SHARE		(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED NET LOSS FROM DISCONTINUED
OPERATIONS PER SHARE		(0.04)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		89,831,387	103,200,000	70,200,000	103,200,000

The accompanying notes are an integral part of these financial statements.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From October 19	Nine	Nine
	(start of the	Months	Months
	exploration stage)	Ended	Ended
	to July 31,	July 31,	July 31,
	2008	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(215,277)	$(191,526)	$(205,439)
Change in operating assets and liabilities:
Decrease in prepaid expenses	-	2,000	-
Increase in accounts payable and accrued liabilities	51,506	34,801	65,712
Increase in accounts payable and accrued liabilities –related parties	32,340	34,099	2,588
Increase in accrued interest payable	30,634	30,036	9,118
Net change in non-cash items of discontinued operations	(90,807)	(90,846)	520
Net cash provided by (used) in operating activities of discontinued operations	(12,222)	(11,769)	88,057

Net cash used in operating activities	(203,826)	(193,205)	(39,444)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	(200,000)	-	-
Net cash used in investing activities of discontinued operations		-	(38,827)

Net cash used in investing activities	(200,000)	-	(38,827)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness		-	39,026
Proceeds from loans payable	80,200	80,200	10,000
Net cash provided by financing activities of discontinued operations	74,379	74,379	15,049

Net cash provided by financing activities	154,579	154,579	64,075

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	3,756	3,621	395

NET DECREASE IN CASH	(245,491)	(35,005)	(13,801)

CASH, BEGINNING OF PERIOD	245,612	35,126	13,801

CASH, END OF PERIOD	$121	$121	$-

The accompanying notes are an integral part of these financial statements.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2008

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

Effective April 19, 2006, the Company acquired 100% of the issued and outstanding shares of Skyflyer Technology from Inventa Holding GmbH (“Inventa”) in exchange for an aggregate of 33,000,000 shares of the Company’s common stock. Completion of the acquisition resulted in the former sole shareholder of Skyflyer Technology holding the majority of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a recapitalization of Skyflyer Technology. On April 11, 2008, the Company completed a share exchange agreement with Inventa and Skyflyer Technology, whereby the Company sold to Inventa all of the issued and outstanding shares of Skyflyer Technology in exchange for the surrender of 33,000,000 share of the Company’s common stock for cancellation. Results of the discontinued Skyflyer Technology operations are presented in Note 10.

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

These unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at July 31, 2008 and for all periods presented, have been included. Interim results for the period ended July 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2008

2.	GOING CONCERN

These unaudited financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The functional currency of the Company is the U.S. dollar. The Company’s former subsidiary, Skyflyer Technology, used the Euro as its functional currency. Accordingly, monetary assets and liabilities denominated in a foreign currency were translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities were translated at historical rates. Revenue and expense items denominated in a foreign currency were translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains and losses arising on translation of foreign currency items are included in the statement of operations.

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

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2008

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

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2008

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

As of July 31, 2008, there was no stock compensation granted.

	(l)	Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of July 31, 2008 and 2007, there were no potentially dilutive securities outstanding.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2008

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

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2008

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

In order to maintain the claims in good standing, the Company must complete a minimum amount of exploration work on the property or it may make a payment in the equivalent sum in lieu of the exploration work on the property. The fee is $12 (CAD -$12) per hectare each year. The minimum cost of compliance is $112,504 (CAD -$115,200) due by August 22, 2009 and for each year thereafter. The Company may only make a payment in the equivalent sum in lieu of exploration work for three consecutive years beginning with August 22, 2009.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2008

5.	LOANS PAYABLE - CURRENT

During the nine months ended July 31, 2008, several loans were granted from a third party company totaling $47,000. The loans bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the nine and three months ended July 31, 2008 totaled $1,323 and $963, respectively.

During the nine months ended July 31, 2008, several loans were granted from a third party company totaling $28,000. The loans bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the nine and three months ended July 31, 2008 totaled $912 and $564, respectively.

During the nine months ended July 31, 2008, several loans were granted from a third party company totaling $5,200. The loans bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the nine and three months ended July 31, 2008 totaled $63 and $63, respectively.

During the year ended October 31, 2007, several loans were granted from a third party company totaling $290,000. Loans totaling $280,000 bear interest at 8% per annum, are compounded annually, and are due April 30, 2009. A loan of $10,000 was non-interest bearing and had no specific terms of repayment. On October 1, 2007, the Company agreed to begin paying interest on this loan at 8% per annum and agreed to repay the loan on demand. Interest expense included in the statement of operations for the nine and three months ended July 31, 2008 totaled $17,368 and $5,832, respectively. Interest expense included in the statement of operations for the nine and three months ended July 31, 2007 totaled $0 and $0, respectively.

During the year ended October 31, 2006, two loans were granted from a third party company for $50,000 and $100,000. The loans bear interest at 8% per annum, are compounded annually, and were due May 16, 2008 and June 19, 2008 respectively. On each of the loan’s due dates, the loans were verbally extended with the same terms and are due on demand. Interest expense included in the statement of operations for the nine and three months ended July 31, 2008 totaled $10,369 and $3,942, respectively. Interest expense included in the statement of operations for the nine and three months ended July 31, 2007 totaled $9,118 and $3,168, respectively.

6.	RELATED PARTY TRANSACTIONS

At July 31, 2008, included in accounts payable and accrued liabilities –related parties is $20,758 owed to a former director and officer of the Company for management fees and reimbursement of expenses. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

At July 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 10,000 (US $15,581) owed to a company owned by a former officer and director of the Company for management fees. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Management fees paid to a company owned by a director and officer of the Company for the nine and three months ended July 31, 2008 and 2007 totaled Euro 10,000 (US $14,953) and $0, respectively.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2008

6.	RELATED PARTY TRANSACTIONS (continued)

At July 31, 2008, included in accounts payable and accrued liabilities –related parties is $1,357 owed to an officer of the Company for management fees and reimbursement of expenses. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

Management fees paid to a former officer and director of the Company for the nine and three months ended July 31, 2008 totaled $20,000 and $12,000, respectively. Consulting fees paid to the same former officer and director of the Company for the nine and three months ended July 31, 2008 totaled $22,000 and $3,000, respectively. The consulting fees are included in professional fees on the statement of operations. Consulting fees paid to an officer of the Company for the nine and three months ended July 31, 2008 totaled $9,000 and $3,000 respectively. Consulting fees paid to an officer of the Company for the nine months ended July 31, 2007 totaled $9,000 and $3,000 respectively. The consulting fees are included in management fees on the statement of operations.

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

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2008

8.	COMMITMENT

On March 10, 2008, the Company entered into a management consulting agreement with a director and officer of the Company with an effective date of March 1, 2008, to pay monthly consulting fees of $4,000 per month and to pay a per diem fee of $500 for each day that he attends investor presentations or performs geological services at any mineral property owned, operated, explored, worked or managed by the Company. The contract expires on February 28, 2010 and may be cancelled by the Company with three months notice, in writing. On August 20, 2008, the director and officer resigned and terminated the management consulting agreement effective August 1, 2008.

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from
	October 19	Nine	Nine
	(start of the	Months	Months
	exploration stage)	Ended	Ended
	to July 31,	July 31,	July 31,
	2008	2008	2007

Cash paid for:
Interest	$240	$-	$1,110
Income taxes	$-	$-	$-

Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

BLACKSTONE LAKE MINERALS INC.
(formerly Skyflyer Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2008

10.	DISCONTINUED OPERATIONS

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

The carrying amount of assets related to the discontinued operations included in the October 31, 2007 balance sheet is as follows:

Balance Sheet –October 31 2007

Current Assets:
Cash	$4,616
Other receivables	438
Prepaid expenses	13,685

Total Current Assets	$18,739

Equipment	$378

Current Liabilities:
Accounts payable and accrued	$(151,862)
Accounts payable and accrued –related parties	(8,725)
Loans payable	(145,978)
Loans payable –related parties	(80,394)

Total Current Liabilities	$(386,959)

11.	SUBSEQUENT EVENT

On August 6, 2008 and September 10, 2008, two loans were granted from a third party company for $4,000 and 5,600, respectively. The loans bear interest at 10% per annum, compounded annually, and are due on demand.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II – Item 1A. Risk Factors" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents, particularly our Annual Reports, our Quarterly Reports and our Current Reports, that we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

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

Until recently, we had been engaged in the development of a recreational VTOL (Vertical take-off and landing) flying machine through our wholly owned subsidiary, Skyflyer Technology GmbH (“Skyflyer GmbH”), a German limited liability company. On April 11, 2008, we completed the disposition of Skyflyer GmbH to our majority stockholder, Inventa Holding GmbH (“Inventa”). The disposition of Skyflyer GmbH was completed pursuant to the terms and subject to the conditions of a share exchange agreement dated for reference as of March 31, 2008 (the “Share Exchange Agreement”) among the Company, Inventa and Skyflyer GmbH. Under the terms of the Share Exchange Agreement, we sold all of the issued and outstanding shares of Skyflyer GmbH to Inventa in exchange for Inventa surrendering for cancellation 33,000,000 shares of our common stock held by Inventa. The 33,000,000 shares of our common stock surrendered by Inventa were originally issued in connection with our acquisition of Skyflyer GmbH from Inventa in April, 2006. As a result of the disposition of Skyflyer GmbH, we will now focus our financial resources on the exploration and development of our Blackstone Lake Property.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the nine months ended July 31, 2008 and changes in our financial condition from October 31, 2007. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended October 31, 2007 filed with the SEC on February 26, 2008.

RECENT CORPORATE DEVELOPMENTS

Effective August 20, 2008, Dr. Rudolf Mauer resigned as our Chief Executive Officer, Chief Financial Officer, President, and as a member of our Board of Directors. Dr. Mauer indicated that his resignation was a result of our inability to pay his management fees as set out in his Management

Consultant Agreement with us dated March 1, 2008. There were no disagreements between Dr. Mauer and us regarding any matter relating to our operations, policies or practices. Mr. John Boschert, our Secretary and Treasurer, was appointed to our Board of Directors and as our Chief Executive Officer, Chief Financial Officer and President in place of Dr. Mauer.

PLAN OF OPERATION

Depending upon our ability to obtain financing, over the next twelve months, we hope to proceed with an exploration program on the Blackstone Lake Property that is expected to involve:

1.	The compilation and review of all historic data on the Blackstone Lake Property and the surrounding area; and

2.	Airborne electromagnetic and radiometric surveys.

The cost of this exploration work is expected to be approximately $200,000. Depending upon the results of this exploration program, we may conduct a ground follow-up program consisting of geologic mapping, supply and ground geophysical surveys. If we decide to conduct a follow up program, of which there is no assurance, the additional exploration work is expected to cost approximately $400,000 to complete.

In addition to the amounts described above, we anticipate that we will require an additional $50,000 for general administrative purposes and to pay for the legal and accounting fees associated with meeting our ongoing reporting obligations under applicable US securities laws.

We do not currently have sufficient capital resources to meet all of the anticipated costs of our plan of operation for the next twelve months. To date, we have been unable to raise sufficient financing to carry out our exploration program for the Blackstone Lake Property. We do not have any financing arrangements in place, and there is a substantial doubt that we will be able to obtain sufficient financing. As such, there is a substantial doubt that we will be able to complete our proposed plan of operation within the next twelve months.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(46,892)	(23,748)	97.5%	(161,491)	(87,357)	84.9%
Interest Expense	(11,364)	(3,168)	258.7%	(30,035)	(9,118)	229.4%
Discontinued	-	(41,261)	(100)%	(3,768,532)	(108,964)	3,358.5%
Operations
Net (Loss)	$(58,256)	$(68,177)	(14.6)%	$(3,960,058)	$(205,439)	1,827.6%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the foreseeable future. Our ability to earn revenues in the future is dependent upon the discovery of commercially exploitable mineral reserves on the Blackstone Lake Property, of which there is no assurance.

Expenses

	Third Quarter Ended July 31,		Percentage	Nine Months Ended July 31,		Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Management	$15,000	$3,000	400%	$43,592	$9,000	384.3%
fees
Mineral	-	-	n/a	199	-	n/a
exploration
costs
Professional	19,734	13,825	42.7%	76,469	52,204	46.5%
fees
Other	13,134	6,750	94.6%	40,550	25,882	56.7%
operating
expenses
Foreign	(976)	173	(664.2)%	681	271	151.3%
currency loss
(gain)
TOTAL	$46,892	$23,748	97.5%	$161,491	$87,357	84.9%

Management fees include amounts paid as compensation to our officers and directors. Management fees increased during the quarter ended July 31, 2008 due to the fact that effective, March 1, 2008, we agreed to pay management fees of $4,000 per month to Rudolf Mauer, our former executive officer and director. The monthly management fees payable to Dr. Mauer have subsequently been terminated as a result of his resignation.

Professional fees consist of consulting, legal and accounting fees incurred in connection with meeting our reporting obligations under the Exchange Act.

If we are able to obtain sufficient financing to undertake our proposed exploration plan for the Blackstone Lake Property, of which there is a substantial doubt, our expenses are anticipated to increase significantly.

Discontinued Operations

Our loss from discontinued operations for the nine months ended July 31, 2008 consists of: (a) cumulative net gains from the operations of Skyflyer GmbH from November 1, 2007 to April 11, 2008, the date we disposed of Skyflyer GmbH, of $65,501; and (b) a loss recognized on the disposal of Skyflyer GmbH of $3,834,033.

The cumulative net gain from Skyflyer GmbH’s operations from November 1, 2007 to April 11, 2008 of $65,501 includes a gain recognized by Skyflyer GmbH on a forgiven loan of $87,837.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2008	At October 31, 2007	Increase / (Decrease)
Current Assets	$121	$51,249	(99.8)%
Current Liabilities	(741,207)	(644,632)	15.0%
Working Capital (Deficit)	$(741,086)	$(593,383)	24.9%

Cash Flows
	Nine Months Ended July 31,
	2008	2007
Cash Flows used in Operating Activities	$(193,205)	$(39,444)
Cash Flows used in Investing Activities	-	(38,827)
Cash Flows from Financing Activities	154,579	64,075
Effect of Foreign Currency Translations	3,621	395
Net Decrease in Cash During Period	$(35,005)	$(13,801)

The increase in our working capital deficit at July 31, 2008 from October 31, 2007 is primarily a result of the fact that our sole source of financing came in the form of short term loans from third party companies, the details of which are set out below.

During the nine months ended July 31, 2008, we received loans from Black Pointe Holdings Inc. (“Black Pointe”) totaling $28,000. These loans bear interest at a rate of 10% per annum, compounded annually and are due on demand. Black Pointe had previously loaned us an aggregate $290,000 during the year ended October 31, 2007.

We also received the following additional loans during the nine months ended July 31, 2008:

(a)	loans totaling $47,000 from a third party company. The loans bear interest at a rate of 10% per annum, compounded annually and are due on demand.

(b)	loans totaling $5,200 from a third party company. The loans bear interest at a rate of 10% per annum, compounded annually and are due on demand.

Subsequent to our period ended July 31, 2008, we received an aggregate of $9,600 in loans from a third party company. The loans bear interest at a rate of 10% per annum, compounded annually and are due on demand.

As at July 31, 2008, we had cash on hand of $121. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term. Any future financing that we obtain is expected to be in the form of sales of our equity securities. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. There is a substantial doubt that we will be able to obtain financing in an amount that is sufficient to enable us to complete our proposed plan of operation. If we are not successful in raising sufficient financing, we will not be able to complete our plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

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

Our significant accounting policies are described in Note 3 to our financial statements for the period ended July 31, 2008.

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

We Require Additional Financing.

We do not currently have the financial resources to complete both our plan of operation for the next twelve months. We anticipate that we will require $200,000 to complete our initial exploration program on the Blackstone Lake Property, plus an additional $50,000 to meet the administrative costs of running our business.

We currently do not have any financing arrangements in place and there is a substantial doubt that we will be able to acquire sufficient financing. If financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

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

-

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

-	Availability and costs of financing;
-	Ongoing costs of production; and
-	Environmental compliance regulations and restraints.

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

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of Saskatchewan as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

-	Water discharge will have to meet drinking water standards;

-	Dust generation will have to be minimal or otherwise re-mediated;

-	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

-	An assessment of all material to be left on the surface will need to be environmentally benign;

-	Ground water will have to be monitored for any potential contaminants;

-	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and

-	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

In order to maintain our rights to the Blackstone Lake Property in the Province of Saskatchewan, we will be required to spend approximately $120,000 by August 22, 2009 on exploration activities or by making a non-refundable cash payment in lieu of exploration activities. As of the date of this Quarterly Report, we have been unable to raise sufficient financing to carry out our exploration program for the Blackstone Lake Property. If we are unable to raise additional financing, of which there is a substantial doubt, then we may lose our rights to the Blackstone Lake Property.

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

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change – 13-for-1 Stock Split effective September 30, 2005.(7)
3.3	Certificate of Amendment to Articles – Name Change from Triton Resources, Inc. to Skyflyer Inc. effective October 17, 2006.(7)
3.4	Certificate of Amendment to Articles of Incorporation – Name Change from Skyflyer Inc. to Blackstone Lake Minerals Inc. effective January 23, 2008.(10)
3.5	Bylaws.(1)

Exhibit
Number	Description of Exhibits
10.1	Share Purchase Agreement between Inventa Holding GmbH, Triton Resources, Inc., Skyflyer Technology GmbH and Perry Augustson, dated for reference the 31st day of March, 2006.(3)
10.2	Agreement and Deed of Transfer between Inventa Holding GmbH and Triton Resources, Inc. dated for reference as of the 19th day of April, 2006.(4)
10.3	Patent Transfer Agreement between Dieter Wagels and Skyflyer Technology GmbH, dated effective as of April 17, 2006.(4)
10.4	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 8, 2006.(5)
10.5	Employment contract between Skyflyer Technology GmbH and Dr. Manfred Sappok, dated for reference as of June 1, 2005 (translated from German to English).(6)
10.6	Employment contract between Skyflyer Technology GmbH and Dieter Wagels, dated for reference as of January 1, 2006 (translated from German to English).(6)
10.7	Purchase Agreement dated October 3, 2007 between American Yellowcake Resources Inc. and Skyflyer Inc.(8)
10.8	Loan Agreement dated October 17, 2007 between Skyflyer Inc. and Black Pointe Holdings Inc.(9)
10.9	Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated July 30, 2007 (translated from German to English).(13)
10.10	Second Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated December 31, 2007 (translated from German to English).(13)
10.11	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated November 28, 2007 (translated from German to English).(13)
10.12	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 6, 2007 (translated from German to English).(13)
10.13	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 7, 2007 (translated from German to English).(13)
10.14	Management Consultant Agreement dated March 1, 2008 between Blackstone Lake Minerals Inc. and Dr. Rudolf Mauer.(12)
10.15	Share Exchange Agreement dated for reference as of March 31, 2008 among Blackstone Lake Minerals Inc., Inventa Holding GmbH and Skyflyer Technology GmbH.(14)
14.1	Code of Ethics.(2)
21.1	List of Subsidiaries.(11)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 26, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on December 15, 2006.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2007.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on September 19, 2007.

(8)	Filed as an exhibit to our Current Report on Form 8-K filed on October 11, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on October 23, 2007.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on January 25, 2008.
(11)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on February 26, 2008.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on March 13, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on April 8, 2008.
(14)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on March 21, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKSTONE LAKE MINERALS INC.

Date:	September 19, 2008	By:	/s/ John Boschert

JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer,
President, Secretary & Treasurer
(Principal Executive Officer
and Principal Accounting Officer)