Form 10-K
period 2008-10-31
BLACKSTONE LAKE MINERALS INC.
filed 2009-02-13
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-51261

BLACKSTONE LAKE MINERALS INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-1147435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#205 – 1480 Gulf Road
Point Roberts, WA	98281
(Address of principal executive offices)	(Zip Code)

(360) 927-7354
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:	NONE.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,056,000 as of April 30, 2008, based on a price of $0.13, being the last price at which the Registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 9, 2009, the Registrant had 70,200,000 shares of common stock outstanding.

BLACKSTONE LAKE MINERALS INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2008

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Blackstone,” and the “Company” mean Blackstone Lake Minerals Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.             BUSINESS.

OVERVIEW

We were incorporated on May 18, 2004 under the laws of the State of Nevada.

On January 27, 2009, we completed the acquisition of a proprietary technology and intellectual property, including all patent applications in the United States and Europe, developed by NY Financial (International) Corp. (“NY Financial”) for the treatment of liver disease and other ailments, particularly resulting from viral infection such as the Hepatitis C virus infection (the “Liver Health Formula”). The acquisition of the Technology was completed pursuant to the terms and conditions of a technology purchase agreement dated December 19, 2008 (the “Technology Purchase Agreement”) among NY Financial, the Company, Caleco Pharma Corp. (“Caleco”), our wholly owned subsidiary, and John Boschert, our sole executive officer and a director. Under the terms of the Technology Purchase Agreement, NY Financial assigned and transferred its right, title and interest in the Liver Health Formula in consideration of us:

(a)	paying $22,500 to NY Financial (which amount has been paid); and

(b)

issuing a non-interest bearing promissory note in the amount of $77,500 to NY Financial on closing (which promissory note has been issued). On January 31, 2009, we became in default of the promissory note as we were unable to pay the $77,500. Under the terms of the promissory note, the unpaid portion of the promissory note, being $71,500, will bear interest at a rate of ten per cent (10%) per annum commencing on January 31, 2009.

As further consideration, Mr. Boschert transferred 32,000,000 shares of our common stock to NY Financial, which resulted in a change in control. In addition, we appointed F. Javier Benedi Garcia, the sole director of NY Financial, to our Board of Directors.

Following closing, Caleco has agreed to reimburse the documented costs related to the recording of the patents and the filing of the European Drug Master File applications, which amount is not to exceed 590,000 EUR. In addition, the parties also agreed that:

(a)

we will use our best efforts to raise financing of $2,500,000. In connection with this financing, we have agreed that we will not issue more than 20,000,000 shares of our common stock unless we obtain NY Financial’s consent; and

(b)	we are restricted from assigning or transferring the Liver Health Formula until January 1, 2011. Notwithstanding this restriction, we will have the right to license the Liver Health Formula.

We also own a 100% interest in a mineral property that we call the Blackstone Lake Property. The Blackstone Lake Property consists of two mineral claims covering approximately 9,600 hectares (approximately 23,722 acres) located in north-central Saskatchewan, Canada.

We had been previously engaged in the development of a recreational VTOL (Vertical take-off and landing) flying machine through our wholly owned subsidiary, Skyflyer Technology GmbH (“Skyflyer GmbH”), a German limited liability company. On April 11, 2008, we completed the disposition of Skyflyer GmbH to our majority stockholder, Inventa Holding GmbH (“Inventa”). The disposition of Skyflyer GmbH was completed pursuant to the terms and subject to the conditions of a share exchange agreement dated for reference as of March 31, 2008 (the “Share Exchange Agreement”) among the Company, Inventa and Skyflyer GmbH. Under the terms of the Share Exchange Agreement, we sold all of the issued and outstanding shares of Skyflyer GmbH to Inventa in exchange for Inventa surrendering for cancellation 33,000,000 shares of our common stock held by Inventa. The 33,000,000 shares of our common stock surrendered by Inventa were originally issued in connection with our acquisition of Skyflyer GmbH from Inventa in April, 2006.

OVER-THE-COUNTER AND PHARMACEUTICAL ACTIVITIES

Our strategy is to develop our Liver Health Formula along two distinct pathways, one as an over-the-counter medication and the second as a Food and Drug Administration (“FDA”) approved pharmaceutical. One, will consist of developing over-the-counter medications that can be marketed directly to consumers. The second will pursue the development, testing and full FDA approval, of which there is no assurance, of prescription products.

We anticipate that the first product of our Liver Health Formula will be developed and manufactured as an over-the-counter medication. This product will be developed from our proprietary compound known as HP-201. The HP-201 compound is designed to treat moderate to severe liver maladies, such as elevated liver enzymes and Hepatitis C viral infection, by lowering liver enzymes and reducing viral loads (which are a measure of the severity of a viral infection). We plan on developing and manufacturing the HP-201 compound in the United States and Europe. To date, we have obtained four European Drug Master File applications which will allow us to market our Liver Health Formula in Europe, while protecting the confidential material of our intellectual property. Our ability to further develop, market and manufacture our over-the-counter products is subject to our obtaining substantial financing, of which there is no assurance.

Simultaneously with our over-the-counter pathway, we plan to conduct a clinical trial on our Liver Health Formula, which will be the first step in applying for a New Drug Application (NDA) with the FDA. We anticipate that the clinical trial will be a two site, double blind study consisting of approximately twenty-five to thirty patients per site. We also anticipate that we will be conducting our first clinical trial in the second quarter of 2009. Our ability to commence our first clinical trial is subject to our ability to obtain substantial financing, of which there is no assurance.

Competition

The over-the-counter and pharmaceutical industries are highly competitive. Numerous entities in the United States and elsewhere compete with our efforts to commercialize similar technologies. Our competitors include over-the-counter and pharmaceutical businesses, academic and research institutions and governmental and other publicly and privately funded research agencies. We face, and expect to continue to face, competition from these entities to the extent that they develop products that have a function similar or identical to the function of our technologies. We also face, and expect to continue to face, competition from entities that seek to discover treatments for liver diseases and other ailments.

Because many of our competitors have substantially greater capital resources and more experience in research and development, manufacturing and marketing than we do, we may not succeed in developing our proposed products and bringing them to market in a cost-effective and timely manner.

We are a development stage company engaged exclusively in research and development. We have not yet completed the development of our first product and have no revenue from operations. As a result, we may have difficulty competing with larger, established health product and pharmaceutical companies. These companies and organizations have much greater financial, technical, research, marketing, sales, distribution, service and other resources than us. Moreover, they may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic.

Customers

We are a development stage business and we do not have any immediate customers for our Liver Health Formula.

Marketing and Sales Plan

We have developed a strategy to introduce our potential products that we believe is unique and more efficient than the traditional pathway. Typically, promising nutritional, cosmeceutical, and pharmaceutical products are developed and brought to market in a linear fashion. This traditional pathway relies heavily on an intense and regimented research process, which is often years in length and millions of dollars in cost before the product can be approved for introduction and widespread use. In the case of pharmaceuticals, it is years later, after patent protection is lost, that a drug is tested and submitted for approval as an over-the-counter product usually at a reduced strength and with less efficacy.

Our intended strategy will pursue two product introduction trajectories simultaneously. The two separate pathways will operate independently in the same therapeutic areas. One, will consist of developing over-the-counter medications that can be marketed directly to consumers. The second will pursue the development, testing and full FDA approval of prescription products. In the development process, the required volume of acceptable/approvable clinical data for the pharmaceutical product line will be accelerated by the experience and usage from the first. We anticipate that this strategy can develop products to their fullest therapeutic potential, with a reduced risk and development cost and with greater speed to market.

Patents and Trademarks

The following patent applications have been filed with respect to our Liver Health Formula:

-	United States Patent Application No.: 12/069,905
-	International Patent Application No.: PCT/US2008/001912

No assurance can be given that any patents based on pending patent applications or any future patent applications by us, or any future licensors, will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of the provisional patent applications that have been or may be issued to us will be held valid if subsequently challenged or that others will not claim rights in or ownership of the provisional patent applications and other proprietary rights held or licensed by us. Furthermore, there can be no assurance that others have not developed or will not develop similar products, duplicate any of our technology or design around any patents that may be issued to us.

Our success will also depend in part on our ability to commercialize our technology without infringing the proprietary rights of others. No assurance can be given that patents do not exist or could not be filed which would have an adverse affect on our ability to market our technology or maintain our competitive position with respect to our technology. If our technologies or subject matter are claimed under other existing United States or foreign patents or are otherwise protected by third party proprietary rights, we may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology.

There can be no assurances that we will be able to obtain such licenses or that such licenses, if available, may be obtained on commercially reasonable terms. Furthermore, the failure to either develop a commercially viable alternative or obtain such licenses may result in delays in marketing our proposed technology or the inability to proceed with the development, manufacture or sale of products requiring such licenses, which may have a material adverse affect on our business, financial condition and results of operations. If we are required to defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease our development and commercialization of our technology.

Government Regulations

Our research and development activities and the manufacturing and marketing of our technology are subject to the laws and regulations of governmental authorities in the United States and any other countries in which our technology is ultimately marketed. In the United States, the Food and Drug Administration, or FDA, among other activities, regulates new product approvals to establish safety and efficacy of the types of products and technologies our company is currently developing. Governments in other countries have similar requirements for testing and marketing.

Regulation by governmental authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed technologies and in our ongoing research and development activities.

The products and technologies that we are currently researching and developing will require regulatory approval by governmental agencies prior to commercialization. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labelling, storage, record keeping, and marketing of therapeutic products. The process of obtaining these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial time and financial resources. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining regulatory approval, could have a material adverse effect on our business.

Research and Development

We have not incurred any research and development expenditures since our incorporation.

BLACKSTONE LAKE PROPERTY ACTIVITIES

Subject to our ability to obtain financing, over the next twelve months, we intend to proceed with an exploration program on the Blackstone Lake Property that is expected to involve:

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

A description of the Blackstone Lake Property is provided under Item 2. “Description of Property.”

EMPLOYEES

Other than our officers and directors, we do not have any employees as of the date of this Annual Report.

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

We Require Additional Financing.

We do not currently have the financial resources to complete both our plan of operation for the next twelve months. We anticipate that we will require substantial financing over the next twelve months in order to complete our business plan of our over-the-counter and pharmaceutical business and our exploration program on the Blackstone Lake Property.

We currently do not have any financing arrangements in place and there is a substantial doubt that we will be able to acquire sufficient financing. If financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

If we are unable to hire and retain key personnel, then we may not be able to implement our business plan.

We depend on the services of our senior management and key technical personnel. In particular, our future success will depend on the continued efforts John Boschert, our sole executive officer and a member of our Board of Directors, James Sandino, a member of our Board of Directors, and F. Javier Benedi Garcia, a member of our Board of Directors. The loss of the services of any of these gentlemen and the further erosion of staff could have an adverse effect on our business, financial condition and results of operations.

The quotation price of our common stock may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

Our common shares are quoted on the OTC Bulletin Board. Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In addition, to date, the trading volume for our shares on the OTC Bulletin Board has been limited. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

We may conduct further offerings of our equity securities in the future, in which case your shareholdings will be diluted.

Since our inception, we have been reliant upon sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be diluted.

Risks Related to our Over-the-Counter and Pharmaceutical Business

Our inability to complete our product development activities successfully may severely limit our ability to operate and finance operations.

Commercialization of our technology will require significant additional research and development as well as substantial clinical trials. We believe that the United States and Europe will be the principal markets for our technology, as will any country in the world where the need for the treatment of liver diseases, including the Hepatitis C virus, exists. We may not be able to successfully complete development of our technology, or successfully market our technology. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technology. Our research and development programs may not be successful. Our technology may not prove to be safe and efficacious in clinical trials, and we may not obtain the intended regulatory approvals for our technology. Whether or not any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue.

We may lose our competitiveness if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation may be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon patent applications filed in the United States and the European Union. This, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company's resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

We may become subject to intellectual property litigation which may harm our business.

Our success depends in part on our ability to develop commercially viable products without infringing the proprietary rights of others. Although we have not been subject to any filed infringement claims, other patents could exist or could be filed which may prohibit or limit our ability to market our products or maintain a competitive position. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation may divert management's attention from developing our technology and may force us to incur substantial costs regardless of whether we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to curtail or cease the development and commercialization of our technology.

If we commercialize or test our technology, we will be subject to potential product liability claims which may affect our financial condition.

We face an inherent business risk of exposure to product liability claims in the event that the use of our technology during research and development efforts, including clinical trials, or after commercialization, results in adverse affects. As a result, we may incur significant product liability exposure, which may exceed any insurance coverage that we obtain in the future. Even if we elect to purchase such issuance in the future, we may not be able to maintain adequate levels of insurance at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims may increase our operating loss and affect our financial condition.

If we fail to effectively manage the growth of our company and the commercialization or licensing of our technology, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the development of our technology and the expansion of our marketing and commercialization efforts, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to manage operations, handle business development efforts and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

Failure to obtain and maintain required regulatory approvals will severely limit our ability to commercialize our technology.

We believe that it is important for the success of our business to obtain the approval of the Food and Drug Administration in the United States (FDA) and the European Agency for the Evaluation of Medicinal Products (EAEMP) before we commence commercialization of our technology in the United States and Europe. We may also be required to obtain additional approvals from foreign regulatory authorities to apply for any sales activities we may carry out in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our technology, the FDA, the EAEMP or other regulatory authorities could delay or withhold regulatory approval of our technology.

Even if we obtain regulatory approval of our technology, that approval may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the FDA, the EAEMP and other regulatory agencies and governments in other countries will continue to review and inspect any future marketed products as well as any manufacturing facilities that we may establish in the future. Later discovery of previously unknown problems with a product or facility may result in restrictions on the product, including a withdrawal of the product from the market. Further, governmental regulatory agencies may establish additional regulations which could prevent or delay regulatory approval of our technology.

Even if we obtain regulatory approval to commercialize our products, lack of commercial acceptance may impair our business.

Our product development efforts are primarily directed toward obtaining regulatory approval for our liver disease product treatments. Our products may not be employed in all potential applications being investigated, and any reduction in applications may limit the market acceptance of our products and our potential revenues. As a result, even if our products are developed into marketable products and we obtain all required regulatory approvals, we cannot be certain that our products will be adopted at a level that would allow us to operate profitably.

If we do not keep pace with our competitors, technological advancements and market changes, our technology may become obsolete and our business may suffer.

The market for our technology is very competitive, is subject to rapid technological changes and varies for different individual products. We believe that there are potentially many competitive approaches being pursued that compete with our technology, including some by private companies for which information is difficult to obtain.

Many of our competitors have significantly greater resources and have developed products and processes that directly compete with our technology. Our competitors may develop, or may in the future develop, new technologies that directly compete with our technology or even render our technology obsolete. Our technology is designed to develop a topical treatment for skin cancer and melanoma. Even if we are able to demonstrate improved or equivalent results from our technology, researchers and practitioners may not use our technology and we may suffer a competitive disadvantage. Finally, to the extent that others develop new technologies that address the targeted application for our current technology, our business will suffer.

Risks Related to the Blackstone Lake Property

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

If we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of an exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of Saskatchewan if we carry out an exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

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

In order to maintain our rights to the Blackstone Lake Property in the Province of Saskatchewan, we will be required to spend approximately $115,200 CDN ($95,639 US) by August 22, 2009 on exploration activities or by making a non-refundable cash payment in lieu of exploration activities. As of the date of this Annual Report, we have been unable to raise sufficient financing to carry out an exploration program for the Blackstone Lake Property. If we are unable to raise additional financing, of which there is a substantial doubt, then we may lose our rights to the Blackstone Lake Property.

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

ITEM 2.             PROPERTIES.

We rent office space from our sole officer, John Boschert, at 1480 Gulf Road, Suite 205, Point Roberts, WA 98281. This office space consists of approximately 400 square feet, which we rent at a cost of $318 per month. This rental is on a month-to-month basis without a formal contract.

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

The minimum expenditures or cash payments in lieu of work for keeping our claims in good standing is equal to $12 CDN ($9.96 US) per hectare per annum. The Blackstone Lake Property is comprised of 9,600 hectares, meaning that we are required to incur exploration expenditures of $115,200 CDN ($95,639 US) by August 22, 2009 and for each subsequent year. After ten years, the annual expenditures increase to $25 ($20.75 US) per hectare per annum. Reports and statements of expenditures must be filed no later than 90 days following August 22, 2009. If we fail to incur the exploration expenditures or fail to make cash payments in lieu of this work, our mineral claims will lapse and we will lose all interest in our mineral claims.

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

To maintain a mineral claim in good standing, we are required to file with SIR reports documenting acceptable exploration expenditures of $12 CDN per hectare ($9.96 US) by August 22, 2009. As such, we are required to incur exploration expenditures of $115,200 ($95,639 US) by August 22, 2009. Reports and statements of expenditures must be filed no later than 90 days following this deadline.

Current Exploration Activities

Subject to our ability to obtaining financing, over the next twelve months, we intend to proceed with an exploration program on the Blackstone Lake Property that is expected to involve:

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

ITEM 3.             LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

General

Our authorized capital stock consists of 975,000,000 shares of common stock, with a par value of $0.001 per share. As of February 9, 2009, there were 70,200,000 shares of our common stock issued and outstanding that are held of record by 10 registered stockholders. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

	2008		2007
	High	Low	High	Low
First Quarter ended January 31	$ 0.16	$ 0.05	$ 0.70	$ 0.62
Second Quarter ended April 30	$ 0.15	$ 0.05	$ 0.70	$ 0.30
Third Quarter ended July 31	$ 0.13	$ 0.04	$ 2.50	$ 0.11
Fourth Quarter ended October 31	$ 0.16	$ 0.04	$ 0.13	$ 0.06

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

Recent Sales Of Unregistered Securities

None.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Over-the-Counter and Pharmaceutical Business

Over the next twelve months, our plan of operation is to develop our over-the-counter and pharmaceutical business. Subject to our ability to obtain substantial financing, we plan to develop our Liver Health Formula along two distinct pathways: one as an over-the-counter medication; and, second as a FDA approved pharmaceutical. There is no assurance that we will be able to develop, market and manufacture our Liver Health Formula as an over-the-counter medication or that we will be able to obtain FDA approval of our Liver Health Formula as a pharmaceutical.

Over-the-Counter Health Products

We intend to initially develop, market and manufacture our Liver Health Formula as an over-the-counter medication. We anticipate that this product will be derived from our proprietary compound called HP-201. The HP-201 compound is designed to treat moderate to severe liver maladies, such as elevated liver enzymes and Hepatitis C viral infection. Over the next twelve months and subject to our ability to obtain substantial financing, we plan on developing, marketing and manufacturing our HP-201 compound as an over-the-counter medication over the next twelve months. We estimate that the initial development, marketing and manufacturing of the HP-201 will cost approximately $800,000 to $1,200,000.

Development as a Pharmaceutical

Simultaneously with our over-the-counter pathway, we plan to conduct a clinical trial of our Liver Health Formula, which will be the first step in applying for a NDA with the FDA. We anticipate that the clinical trial will be a two site, double blind study consisting of twenty-five to thirty patients per site. This clinical trial is expected to occur in the second quarter of 2009 and is estimated to cost between $250,000 to $350,000.

In addition to the clinical trial, we also intend to conduct additional testing and development of our Liver Health Formula over the next twelve months. This additional research is estimated to cost between $250,000 to $350,000.

The clinical trial and the additional testing is expected to assist us in applying for an NDA with the FDA. In addition, we also anticipate that this research will assist us in the development of our over-the-counter medication pathway. Our ability to commence our clinical trial and conduct additional testing is subject to our obtaining substantial financing.

Blackstone Lake Property

Subject to our ability to obtain financing, over the next twelve months, we intend to proceed with an exploration program on the Blackstone Lake Property that is expected to involve:

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

We do not currently have sufficient capital resources to meet all of the anticipated costs of our plan of operation for the next twelve months. To date, we have been unable to raise sufficient financing to carry out our business plan for our over-the-counter and pharmaceutical activities and our Blackstone Lake Property activities. We do not have any financing arrangements in place, and there is a substantial doubt that we will be able to obtain sufficient financing. As such, there is a substantial doubt that we will be able to complete our proposed plan of operation within the next twelve months.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended	Year Ended	Percentage
	October 31, 2008	October 31, 2007	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(262,898)	(157,826)	66.6%
Interest Expenses	(42,220)	(13,350)	216.3%
Discontinued Operations	(3,768,532)	(282,228)	1,235.3%
Net Loss Before Income Taxes	$(4,073,650)	$(453,404)	798.5%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the foreseeable future. Our ability to earn revenues in the future is dependent upon: (i) the development and manufacturing of our Liver Health Formula; and (ii) the discovery of commercially exploitable mineral reserves on the Blackstone Lake Property. There is no assurance that we will be able to develop and manufacture our Liver Health Formula or discover commercially exploitable mineral reserves on the Blackstone Lake Property.

Expenses

The major components of our expenses for the years ended October 31, 2008 and 2007 are outlined in the table below:

	Year Ended	Year Ended	Percentage
	October 31, 2008	October 31, 2007	Increase / (Decrease)
Management Fees	$48,092	$32,812	46.6%
Mineral Exploration Costs	199	13,511	(98.5)%
Professional Fees	116,720	78,581	48.5%
Other Operating Expenses	106,742	29,849	257.6%
Foreign Currency Loss (Gain)	(8,855)	3,073	(388.2)%
Total Expenses	$262,898	$157,826	66.6%

Management fees include amounts paid as compensation to our officers and directors. Management fees increased during the year ended October 31, 2008 due to the fact that we agreed to pay management fees of $4,000 per month to Rudolf Mauer, our former executive officer and director. The monthly management fees payable to Dr. Mauer have subsequently been terminated as a result of his resignation.

Professional fees consist of consulting, legal and accounting fees incurred in connection with meeting our reporting obligations under the Exchange Act.

If we are able to obtain sufficient financing to undertake our proposed business plan for our over-the-counter and pharmaceutical business, of which there is a substantial doubt, our expenses are anticipated to increase significantly.

Discontinued Operations

Our loss from discontinued operations for the year ended October 31, 2008 consists of: (a) cumulative net gains from the operations of Skyflyer GmbH from November 1, 2007 to April 11, 2008, the date we disposed of Skyflyer GmbH, of $65,501; and (b) a loss recognized on the disposal of Skyflyer GmbH of $3,834,033.

The cumulative net gain from Skyflyer GmbH’s operations from November 1, 2007 to April 11, 2008 of $65,501 includes a gain recognized by Skyflyer GmbH on a forgiven loan of $87,838.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2008	At October 31, 2007	Increase / (Decrease)
Current Assets	$52	$51,627	(99.9)%
Current Liabilities	(854,730)	(644,632)	32.6%
Working Capital Surplus (Deficit)	$(854,678)	$(593,005)	44.1%

Cash Flows
	Year Ended	Year Ended
	October 31, 2008	October 31, 2007
Cash Flows used in Operating Activities	$(206,173)	$(104,271)
Cash Flows used in Investing Activities	-	(239,276)
Cash Flows from Financing Activities	167,479	363,485
Effect of Exchange Rate Translations	3,620	1,387
Net Increase in Cash During Period	$(35,074)	$21,325

The increase in our working capital deficit at October 31, 2008 from October 31, 2007 is primarily a result of the fact that our sole source of financing came in the form of short term loans from third party companies, the details of which are set out below.

During the year ended October 31, 2008, we received loans from Black Pointe Holdings Inc. (“Black Pointe”) totaling $28,000. These loans bear interest at a rate of 10% per annum, compounded annually and are due on demand. Black Pointe had previously loaned us an aggregate $290,000 during the year ended October 31, 2007.

We also received the following additional loans during the year ended October 31, 2008:

(a)	loans totaling $47,000 from a third party company. The loans bear interest at a rate of 10% per annum, compounded annually and are due on demand.

(b)	loans totaling $18,100 from a third party company. The loans bear interest at a rate of 10% per annum, compounded annually and are due on demand.

As at October 31, 2008, we had cash on hand of $52. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term. Any future financing that we obtain is expected to be in the form of sales of our equity securities. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. There is a substantial doubt that we will be able to obtain financing in an amount that is sufficient to enable us to complete our proposed plan of operation. If we are not successful in raising sufficient financing, we will not be able to complete our plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Our significant accounting policies are described in Note 3 to our audited consolidated financial statements included under Item 8 of this Annual Report.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements:

Audited consolidated financial statements as of October 31, 2008, including:

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets as of October 31, 2008 and 2007;

3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended October 31, 2008 and 2007 and for the cumulative period from October 19, 2007 to October 31, 2008;

4.	Consolidated Statements of Cash Flows for the years ended October 31, 2008 and 2007 and for the cumulative period from October 19, 2007 to October 31, 2008;

5.	Consolidated Statement of Stockholders’ Equity (Deficit) for the period from inception on April 14, 2005 through October 31, 2008; and

6.	Notes to the Consolidated Financial Statements.

BLACKSTONE LAKE MINERALS INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

October 31, 2008 and 2007

DAVIDSON & COMPANY LLP	Chartered Accountants	A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Blackstone Lake Minerals Inc.

We have audited the accompanying consolidated balance sheets of Blackstone Lake Minerals Inc. as at October 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended and for the period from October 19, 2007 (start of exploration stage) to October 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at October 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from October 19, 2007 (start of exploration stage) to October 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

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

February 10, 2009

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	October 31,	October 31,
	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$52	$30,510
Prepaid expenses	-	2,000
Assets held for sale (Note 11)	-	19,117
Deferred tax asset, less valuation allowance of $1,616,542 (2007 -$430,444) (Note 5)	-	-
Total Current Assets	52	51,627

Mineral property (Note 4)	200,000	200,000

Total Assets	$200,052	$251,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$229,363	$100,312
Accounts payable and accrued liabilities –related parties (Note 7)	31,886	3,597
Loans Payable –current (Note 6)	593,481	153,764
Obligations related to assets held for sale (Note 11)	-	386,959
Total Current Liabilities	854,730	644,632

Loans payable	-	280,898

Total Liabilities	854,730	925,530

Commitments (Note 9)

Stockholders’ Deficit
Common stock (Note 8)
Authorized
975,000,000 common shares, par value $0.001
Issued and outstanding
October 31, 2008 -70,200,000
October 31, 2007 -103,200,000	70,200	103,200
Additional paid-in capital	4,277,775	-
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(174,074)	(22,174)
Deficit	(718,605)	(718,605)
Deficit accumulated during the exploration stage	(4,109,974)	(36,324)

Total Stockholders’ Deficit	(654,678)	(673,903)

Total Liabilities and Stockholders’ Deficit	$200,052	$251,627

Subsequent Event (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From October 19,
	2007 (start of the	Year	Year
	exploration stage)	Ended	Ended
	to October 31,	October 31,	October 31,
	2008	2008	2007

EXPENSES

Management fees	$51,502	$48,092	$32,812
Mineral exploration costs	13,710	199	13,511
Professional fees	120,899	116,720	78,581
Other operating expenses	108,437	106,742	29,849
Foreign currency loss (gain)	(8,497)	(8,855)	3,073

LOSS BEFORE OTHER ITEM AND INCOME TAXES	286,051	262,898	157,826

Interest expense	42,818	42,220	13,350

LOSS BEFORE INCOME TAXES	328,869	305,118	171,176

Provision for income taxes	-	-	-

LOSS FROM CONTINUING OPERATIONS	328,869	305,118	171,176

Discontinued operations (Note 11)	3,781,105	3,768,532	282,228

NET LOSS	4,109,974	4,073,650	453,404

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	151,900	-	17,627

COMPREHENSIVE LOSS	$4,261,874	$4,073,650	$471,031

BASIC AND DILUTED NET LOSS FROM CONTINUING
OPERATIONS PER SHARE		$(0.00)	$(0.00)
BASIC AND DILUTED NET LOSS FROM DISCONTINUED
OPERATIONS PER SHARE		$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		84,846,575	103,200,000

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From October 19,
	2007 (start of the	Year	Year
	exploration stage)	Ended	Ended
	to October 31,	October 31,	October 31,
	2008	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(328,869)	$(305,118)	$(171,176)
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses	-	2,000	(2,000)
Increase in accounts payable and accrued liabilities	145,755	129,050	86,311
Increase in accounts payable and accrued liabilities –related parties	26,531	28,290	3,597
Increase in accrued interest payable	42,818	42,220	13,350
Net cash provided by (used) in operating activities of discontinued operations	(103,029)	(102,615)	(34,353)

Net cash used in operating activities	(216,794)	(206,173)	(104,271)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	(200,000)	-	(200,000)
Net cash used in investing activities of discontinued operations		-	(39,276)

Net cash used in investing activities	(200,000)	-	(239,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	93,100	93,100	290,000
Net cash provided by financing activities of discontinued operations	74,379	74,379	73,485

Net cash provided by financing activities	167,479	167,479	363,485

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	3,755	3,620	1,387

NET INCREASE (DECREASE) IN CASH	(245,560)	(35,074)	21,325

CASH, BEGINNING OF PERIOD	245,612	35,126	13,801

CASH, END OF PERIOD	$52	$52	$35,126

CASH –DISCONTINUED OPERATIONS (Note 11)	$-	-	4,616
CASH –CONTINUING OPERATIONS	$52	52	30,510

Supplemental Disclosure with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Expressed in U.S. Dollars)

	Common Stock
						Deficit
				Accumulated		Accumulated
			Additional	Other		During the
	Number		Paid-	Comprehensive		Exploration
	of Shares	Par Value	in Capital	Loss	Deficit	Stage	Total

Sale of common stock for cash, April 14, 2005 (inception)	70,200,000	$32,275	$-	$-	$-	$-	$32,275

Contribution of assets			72,947				72,947

Foreign currency translation adjustment				(1,650)			(1,650)

Net loss					(51,748)	-	(51,748)

Balance, October 31, 2005	70,200,000	32,275	72,947	(1,650)	(51,748)	-	51,824

Recapitalization, April 19, 2006	33,000,000	70,925	(72,947)		(22,294)		(24,316)

Foreign currency translation adjustment				(2,897)			(2,897)

Net loss					(227,483)	-	(227,483)

Balance, October 31, 2006	103,200,000	103,200	-	(4,547)	(301,525)	-	(202,872)

Foreign currency translation adjustment				(17,627)			(17,627)

Net loss					(417,080)	(36,324)	(453,404)

Balance, October 31, 2007	103,200,000	103,200	-	(22,174)	(718,605)	(36,324)	(673,903)

Cancellation of shares, April 11, 2008	(33,000,000)	(33,000)	4,277,775				4,244,775

Foreign currency translation adjustment				(151,900)			(151,900)

Net loss						(4,073,650)	(4,073,650)

Balance, October 31, 2008	70,200,000	$70,200	$4,277,775	$(174,074)	$(718,605)	$(4,109,974)	$(654,678)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Blackstone Lake Minerals Inc. (formerly Skyflyer Inc.) (originally Triton Resources, Inc.) (the “Company”) was incorporated on May 18, 2004, under the laws of the State of Nevada and was in the business of exploring mineral properties. Effective April 19, 2006, the Company acquired 100% of the issued and outstanding shares of Skyflyer Technology GmbH (“Skyflyer Technology”), a company engaged in the development and commercialization of a one or two person, recreation flying device. On October 18, 2007, the Company acquired a 100% interest in a mineral claim (the “Blackstone Lake Property”) in Saskatchewan, Canada. The Company was focusing its resources on the development and exploration of the Blackstone Lake Property and on April 11, 2008, the Company sold its interest in Skyflyer Technology. On October 1, 2008, the Company formed a wholly-owned subsidiary, Caleco Pharma Corp. (“Caleco”) for the purposes of acquiring a proprietary technology (see Note 12). The Company is considered to be an exploration stage company, as it is not in the production stage nor has it generated revenues from operations.

Effective April 19, 2006, the Company acquired 100% of the issued and outstanding shares of Skyflyer Technology from Inventa Holding GmbH (“Inventa”) in exchange for an aggregate of 33,000,000 shares of the Company’s common stock. Completion of the acquisition resulted in the former sole shareholder of Skyflyer Technology holding the majority of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a recapitalization of Skyflyer Technology. On April 11, 2008, the Company completed a share exchange agreement with Inventa and Skyflyer Technology, whereby the Company sold to Inventa all of the issued and outstanding shares of Skyflyer Technology in exchange for the surrender of 33,000,000 shares of the Company’s common stock for cancellation. Results of the discontinued Skyflyer Technology operations are presented in Note 11.

The consolidated financial statements of the Company prior to October 19, 2007 are those of Skyflyer Inc. Prior to the disposition of Skyflyer Technology on April 11, 2008, the Company’s date of incorporation was considered to be April 14, 2005. All significant inter-company balances were eliminated on consolidation.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Caleco. All significant inter-company balances and transactions have been eliminated on consolidation.

Effective October 17, 2006, the Company changed its name from Triton Resources, Inc. to Skyflyer Inc. Effective January 23, 2008, the Company changed its name to Blackstone Lake Minerals Inc.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008

2.	GOING CONCERN

These financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America and are stated in U.S. dollars. The significant accounting policies adopted by the Company are as follows:

(a) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(b) Foreign currency translation

The functional currency of the Company and Caleco is the U.S. dollar. The Company’s former subsidiary, Skyflyer Technology, used the Euro as its functional currency. Accordingly, monetary assets and liabilities denominated in a foreign currency were translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities were translated at historical rates. Revenue and expense items denominated in a foreign currency were translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains and losses arising on translation of foreign currency items are included in the statement of operations.

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
October 31, 2008

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
October 31, 2008

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

As of October 31, 2008 and 2007, there was no stock compensation granted.

(l) Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of October 31, 2008 and 2007, there were no potentially dilutive securities outstanding.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008

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

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(p) Recent accounting pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised—2007)”. SFAS No. 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations and does not expect this statement to have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The Statement requires that noncontrolling interests be reported as stockholders equity, a change that will affect the Company's financial statement presentation of minority interests in its consolidated subsidiaries. The Statement also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. The statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 and does not expect this statement to have a material impact on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Earlier adoption is permitted. The Company is currently reviewing the provisions of FAS 161 and has not yet adopted the statement. However, as the provisions of SFAS No. 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of SFAS No. 161 will have a material impact on its consolidated operating results, financial position, or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 may have on its consolidated financial position, results of operations or cash flows.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(p) Recent accounting pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe that implementation of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share- Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that implementation of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

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

In order to maintain the claims in good standing, the Company must complete a minimum amount of exploration work on the property or it may make a payment in the equivalent sum in lieu of the exploration work on the property. The fee is $10 (CAD -$12) per hectare each year. The minimum cost of compliance is $95,639 (CAD -$115,200) due by August 22, 2009 and for each year thereafter. The Company may only make a payment in the equivalent sum in lieu of exploration work for three consecutive years beginning with August 22, 2009.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008

5.	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended October 31, 2008 and 2007, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from exploration stage activities as a result of the following:

	Year Ended	Year Ended
	October 31,	October 31,
	2008	2007

Loss for the period	$(4,073,650)	$(453,404)

Computed “expected” tax benefit	(1,385,041)	(154,157)
Foreign tax rate differentials	-	(20,038)
Loss from discontinued operations	1,303,571
Change in valuation allowance	81,470	174,195

Income tax recovery	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 2008 and 2007, is presented below:

	2008	2007

Deferred tax assets:
Net operating loss carry forwards – US	$312,971	$231,501
Net capital loss carry forwards – US	1,303,571	-
Net operating loss carry forwards – Germany	-	198,943

Valuation allowance	(1,616,542)	(430,444)

Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of October 31, 2008 and 2007 was $1,616,542 and $430,444 respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The losses in the United States expire in 2023. The losses in Germany are no longer available as Skyflyer Technology was disposed of in the year (see Note 11).

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008

6.	LOANS PAYABLE - CURRENT

During the year ended October 31, 2008, several loans were granted from a third party company totaling $47,000. The loans bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the year ended October 31, 2008 totaled $2,310.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $28,000. The loans bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the year ended October 31, 2008 totaled $1,476.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $18,100. The loans bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the year ended October 31, 2008 totaled $375.

During the year ended October 31, 2007, several loans were granted from a third party company totaling $290,000. Loans totaling $280,000 bear interest at 8% per annum, are compounded annually, and are due April 30, 2009. A loan of $10,000 was non-interest bearing and had no specific terms of repayment. On October 1, 2007, the Company agreed to begin paying interest on this loan at 8% per annum and agreed to repay the loan on demand. Interest expense included in the statement of operations for the years ended October 31, 2008 and 2007 totaled $23,280 and $965, respectively.

During the year ended October 31, 2006, two loans were granted from a third party company for $50,000 and $100,000. The loans bear interest at 8% per annum, are compounded annually, and were due May 16, 2008 and June 19, 2008 respectively. On each of the loan’s due dates, the loans were verbally extended with the same terms and are due on demand. Interest expense included in the statement of operations for the years ended October 31, 2008 and 2007 totaled $14,779 and $12,385, respectively.

7.	RELATED PARTY TRANSACTIONS

At October 31, 2008, included in accounts payable and accrued liabilities –related parties is $20,758 owed to a former director and officer of the Company for management fees and reimbursement of expenses. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Management fees paid to the former director and officer of the Company for the years ended October 31, 2008 and 2007 totaled $20,000 and $0, respectively. Consulting fees paid to the same former officer and director of the Company for the years ended October 31, 2008 totaled $22,000 and $0, respectively. The consulting fees are included in professional fees on the statement of operations.

At October 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 5,000 (US $6,526) owed to a company owned by a former officer and director of the Company for management fees. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Management fees paid to a company owned by a director and officer of the Company for the years ended October 31, 2008 and 2007 totaled Euro 10,000 (US $14,592) and $0, respectively.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008

7.	RELATED PARTY TRANSACTIONS (continued)

At October 31, 2008, included in accounts payable and accrued liabilities –related parties is $4,602 owed to an officer and director of the Company for management fees and reimbursement of expenses. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Consulting fees paid to an officer and director of the Company for the years ended October 31, 2008 totaled $13,500 and $12,000 respectively. The consulting fees are included in management fees on the statement of operations.

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

On April 19, 2006, the Company acquired all the issued and outstanding stock of Skyflyer Technology, which was accounted for as a recapitalization of the Company (Note 1) in exchange for 33,000,000 shares of common stock. The issued number of shares of common stock was that of the Company with adjustments made for differences in par value between the Company and Skyflyer Technology. On April 11, 2008, the Company completed a share exchange agreement with Inventa and Skyflyer Technology, whereby the Company sold to Inventa all of the issued and outstanding shares of Skyflyer Technology in exchange for the surrender of 33,000,000 shares of the Company’s common stock for cancellation. On April 11, 2008, the Company cancelled the 33,000,000 shares of its common stock.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008

9.	COMMITMENTS

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

On October 1, 2008, the Company entered into a management consulting agreement with a director and officer of the Company with an effective date of October 1, 2008 to pay monthly consulting fees of $2,500 per month. The contract expires on March 31, 2009 and may be cancelled by either party with 60 days notice, in writing. If the contract is not terminated by March 31, 2009, the contract will continue on a month-to-month basis.

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative
	Amounts from
	October 19, 2007
	(start of the	Year	Year
	exploration stage)	Ended	Ended
	to October 31,	October 31,	October 31,
	2008	2008	2007

Cash paid for:
Interest	$240	$-	$2,214
Income taxes	$-	$-	$-

Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008

11.	DISCONTINUED OPERATIONS

On April 11, 2008, the Company completed a share exchange agreement with Inventa and Skyflyer Technology, whereby the Company sold to Inventa all of the issued and outstanding shares of Skyflyer Technology in exchange for the surrender of 33,000,000 share of the Company’s common stock for cancellation. During the year ended October 31, 2008, the Company realized a loss from discontinued operations of $3,768,532, which includes the loss on disposal of $3,834,033 from the disposition of Skyflyer Technology and income of $65,501 due to the forgiveness of debt on the books of Skyflyer Technology.

The carrying amount of assets related to the discontinued operations included in the October 31, 2007 balance sheet is as follows:

Balance Sheet –October 31 2007

Current Assets:
Cash	$4,616
Other receivables	438
Prepaid expenses	13,685

Total Current Assets	$18,739

Equipment	$378

Current Liabilities:
Accounts payable and accrued	$(151,862)
Accounts payable and accrued –related parties	(8,725)
Loans payable	(145,978)
Loans payable –related parties	(80,394)

Total Current Liabilities	$(386,959)

The results of operations related to the discontinued operations are as follows:

		Year Ended	Year Ended
		October 31,	October 31,
	Cumulative	2008	2007

General and administration	$34,910	$22,337	$282,228
Forgiveness of debt	(87,838)	(87,838)	-
Loss on disposal of discontinued operations	3,834,033	3,834,033	-

	$3,781,105	$3,768,532	$282,228

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2008

12.	SUBSEQUENT EVENT

Pursuant to a technology purchase agreement with NY Financial (International) Corp. (“NY Financial”), dated January 27, 2009, the Company and Caleco acquired the proprietary technology and the intellectual property related thereto, developed by NY Financial, for the treatment of liver disease and other ailments, particularly resulting from viral infections such as the Hepatitis C virus infection (the “Technology”).

As consideration for the Technology, the Company and Caleco agreed to:

(1) pay $22,500 to NY Financial (which amount has been paid); and

(2)

issue a non-interest bearing promissory note in the amount of $77,500 to NY Financial at closing. This amount was payable on January 31, 2009. On January 31, 2009, the Company became in default of the promissory note as it was unable to pay the $77,500. Under the terms of the promissory note, the unpaid portion of the promissory note, being $71,500, will bear interest at a rate of ten per cent (10%) per annum commencing on January 31, 2009.

As further consideration, an officer and director of the Company transferred 32,000,000 shares of the Company’s common stock to NY Financial on closing.

Caleco has also agreed to reimburse the documented costs related to the Technology which amount is not to exceed Euro 590,000 (US $770,134).

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT.        DISCLOSURE CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended October 31, 2008 fairly present our financial condition, results of operations and cash flows in all material respects .

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee and outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and the Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended October 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, do not expect that the our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.           OTHER INFORMATION.

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our officers and directors as of the date hereof:

Name	Age	Position

John Boschert	39	Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer and Director

James Sandino	61	Director

F. Javier Benedi Garcia	61	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

John Boschert has been our Secretary and Treasurer since April 19, 2006 and our Chief Executive Officer, Chief Financial Officer, President and Director since August 20, 2008. Mr. Boschert is a self-employed business consultant. Over the past five years, Mr. Boschert has also served as an officer or director of several publicly traded companies including:

- Balsam Ventures, Inc. (OTCBB)
- Exploration Drilling International Inc. (OTCBB)
- Clyvia Inc. (OTCBB)
- Vitavea Inc. (OTCBB)

James Sandino has been a Director since October 16, 2008. Mr. Sandino has over twenty five years of marketing experience, including marketing in the healthcare industry. In 1970, Mr. Sandino obtained a Bachelor of Arts from St. John’s University in Collegeville Minnesota. From 1996 to 2001, Mr. Sandino was the President and CEO of Lowe Consumer Healthcare World Wide, a consumer focused healthcare marketing agency. Since 2001, Mr. Sandino has been the President and CEO of the Sandino Group, LLC, an independent marketing and business development consultancy which specializes in healthcare, direct marketing and strategic planning. From 2005 to 2008, Mr. Sandino also was the Chief Marketing Strategist for Integrated Marketing Solutions, Inc. and assisted clients in establishing brand recognition.

F. Javier Benedi Garcia has been a Director since January 27, 2009. Mr. Benedi Garcia has over thirty five years of experience in the fields of banking, Investment, real estate, and bio-technology. Mr. Benedi Garcia obtained a degree of commerce from the Salamanca School of Commerce located in Salamanca, Spain. After completing his degree in commerce and until the 1980s, Mr. Benedi Garcia worked in the banking and finance industry with a number of firms, including EXCO. In the 1980s and early 1990s, Mr. Benedi Garcia gained considerable experience in the fields of real estate development and Investment operations. During this period, Mr. Benedi Garcia worked with LRC Technologies, LLC, Global Remediation, Inc., and Casino de Madrid. In 1994, Mr. Benedi Garcia founded Société de Participations et de Valeurs (SPV) in Luxembourg, a Holding company engaged in Property Development, Metal trading, Leisure Industry and Finance activities. Mr. Benedi Garcia was the president and sole shareholder of SPV until 2000, when the assets of the company were sold. Since then, Mr. Benedi Garcia’s has focused on the development, management and financing of various ventures.

Term of Office

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

Committees of the Board of Directors

Our board of directors does not maintain a separately-designated standing audit committee or any other committees. As a result, our entire Board of Directors acts as our audit committee. None of our directors meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our board of directors at this time is prohibitive.

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended October 31, 2008, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Securities Exchange Act of 1934:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
John Boschert	None	None	None
Chief Executive Officer, Chief Financial Officer,
President, Treasurer and a Director
James Sandino	One	One	None
Director
Inventa Holding GmbH	One	One	None
Former beneficial owner of greater than 10% of
our outstanding shares of common stock.

ITEM 11.           EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during the fiscal years ended October 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation ($)	All Other Compen- sation ($)	Total ($)
John Boschert,(1) CEO, President, Secretary, Treasurer and Director	2008 2007	$13,500 $12,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$13,500 $12,000
Rudolf Mauer(2) Former CEO, Former CFO, Former President & Former Director	2008 2007	$22,000 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$22,000 $0
Rolf G. Horchler(3) Former CEO, Former CFO, Former President & Former Director	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$14,592 $15,000	$14,592 $15,000
Dr. Manfred Sappok, Former Managing Director, Skyflyer Technology GmbH	2008 2007	$0 $34,324	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $34,324
Dieter Wagels, Managing Director, Skyflyer Technology GmbH	2008 2007	$0 $34,324	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $34,324

(1)	Mr. Boschert was appointed as our Secretary and Treasurer on April 16, 2006 and as our CEO, CFO, President and as a Director on August 20, 2008.
(2)

Dr. Mauer served as our CEO, CFO and as a director from February 29, 2008 to August 20, 2008. Under the terms of Dr. Mauer’s management consultant agreement dated March 10, 2008, we paid Dr. Mauer a consulting fee of $4,000 per month. Notwithstanding the effective date of the agreement, we agreed to pay Dr. Mauer his consulting fee retroactively from November 1, 2007 for services provided by Dr. Mauer to us since that date.

(3)	Mr. Horchler served as our CEO, CFO, President and as a director from April 16, 2006 to February 29, 2008. Management fees paid to Mr. Horchler were paid to a company owned by Mr. Horchler.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Since our inception on May 18, 2004, we have not issued any outstanding equity awards.

COMPENSATION OF DIRECTORS

We have no arrangements for the compensation of any of our directors.

During the year ended October 31, 2008, we did not pay any compensation to Mr. Sandino and Mr. Benedi Garcia.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors other than as described below.

Effective October 1, 2008, we entered into a management consulting agreement (the “Consulting Agreement”) with John Boschert. Prior to entering into the Consulting Agreement, we had been paying Mr. Boschert a management fee of $1,000 per month for acting as our Secretary and Treasurer. Under the terms of the Consulting Agreement, we agreed to increase the management fee paid to Mr. Boschert to $2,500 per month in recognition of the additional responsibilities undertaken by him. Mr. Boschert is also entitled to be reimbursed for reasonable travel, promotional and other expenses incurred by him while performing his duties. The term of the Consulting Agreement extends until the close of business on March 31, 2009 and shall continue thereafter on a month-to-month basis, and may be terminated at any time upon 60 days advance notice.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 9, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	John Boschert CEO, CFO, President, Secretary and Treasurer	7,000,000 (Direct)	10.0%
Common Stock	James Sandino Director	Nil	Nil

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)

Common Stock	F. Javier Benedi Garcia Director	32,000,000(2) (Indirect)	45.6%
Common Stock	All Directors and Executive Officers as a Group (3 persons)	39,000,000	55.6%
5% STOCKHOLDERS
Common Stock	NY Financial (International) Corp. Palm Grove House, P.O. Box 3186 Wickhams Cay 1, Road Town Tortola, British Virgin Islands	32,000,000(2) Direct	45.6%

Notes:

(1)

Based on 70,200,000 shares of our common stock issued and outstanding as of February 9, 2009. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 9, 2009.

(2)	Mr. Benedi Garcia indirectly holds 32,000,000 shares of our common stock as the beneficial owner of NY Financial (International) Corp., our controlling shareholder.

CHANGE IN CONTROL

We are not aware of any further arrangement that might result in a change in control in the future.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

Except as disclosed below, none of the following parties has, during our last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which we are a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets for the last two completed fiscal years:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Acquisition and Disposition of Skyflyer GmbH

In April 2006, in order to acquire our interest in Skyflyer GmbH, we issued to Inventa Holding GmbH (“Inventa”), our former majority stockholder, 33,000,000 shares of our common stock. As consideration, we received all of the outstanding shares of Skyflyer GmbH. Subsequently, on April 11, 2008, we completed the disposition of Skyflyer GmbH to our majority stockholder, Inventa. The disposition of Skyflyer GmbH was completed pursuant to the terms and subject to the conditions of a Share Exchange Agreement dated for reference as of March 31, 2008 among the Company, Inventa and Skyflyer GmbH. Under the terms of the Share Exchange Agreement, we sold all of the issued and outstanding shares of Skyflyer GmbH to Inventa in exchange for Inventa surrendering for cancellation 33,000,000 shares of our common stock held by Inventa.

Acquisition of the Liver Health Formula

In connection with the closing of the Technology Purchase Agreement, NY Financial (International) Corp. (“NY Financial”), a company controlled by F. Javier Benedi Garcia, our majority stockholder and a member of our Board of Directors, assigned and transferred its right, title and interest in the Liver Health Formula in consideration of us:

(c)	paying $22,500 to NY Financial (which amount has been paid); and

(d)

issuing a non-interest bearing promissory note in the amount of $77,500 to NY Financial on closing (which promissory note has been issued). On January 31, 2009, we became in default of the promissory note as we were unable to pay the $77,500. Under the terms of the promissory note, the unpaid portion of the promissory note, being $71,500, will bear interest at a rate of ten per cent (10%) per annum commencing on January 31, 2009.

As further consideration, Mr. Boschert transferred 32,000,000 shares of our common stock to NY Financial, which resulted in a change in control.

Following closing, we have agreed to reimburse the documented costs related to the recording of the patents and the filing of the European Drug Master File applications, which amount is not to exceed 590,000 EUR. In addition, we also agreed that:

(a)

we will use our best efforts to raise financing of $2,500,000. In connection with this financing, we have agreed that we will not issue more than 20,000,000 shares of our common stock unless we obtain NY Financial’s consent; and

(b)	we are restricted from assigning or transferring the Liver Health Formula until January 1, 2011. Notwithstanding this restriction, we will have the right to license the Liver Health Formula.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. In applying the definition, we have determined that Mr. Sandino and Mr. Garcia are independent directors. Mr. Boschert does not qualify as an independent member of our Board of Directors.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Report on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended October 31, 2008	Year Ended October 31, 2007
Audit Fees	$31,860	$38,065
Audit-Related Fees	$Nil	$Nil
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$31,860	$38,065

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change – 13-for-1 Stock Split effective September 30, 2005.(7)

3.3	Certificate of Amendment to Articles – Name Change from Triton Resources, Inc. to Skyflyer Inc. effective October 17, 2006.(7)

3.4	Certificate of Amendment to Articles of Incorporation – Name Change from Skyflyer Inc. to Blackstone Lake Minerals Inc. effective January 23, 2008.(10)

3.5	Bylaws.(1)

10.1	Share Purchase Agreement between Inventa Holding GmbH, Triton Resources, Inc., Skyflyer Technology GmbH and Perry Augustson, dated for reference the 31st day of March, 2006.(3)

10.2	Agreement and Deed of Transfer between Inventa Holding GmbH and Triton Resources, Inc. dated for reference as of the 19th day of April, 2006.(4)

10.3	Patent Transfer Agreement between Dieter Wagels and Skyflyer Technology GmbH, dated effective as of April 17, 2006.(4)

10.4	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 8, 2006.(5)

10.5	Employment contract between Skyflyer Technology GmbH and Dr. Manfred Sappok, dated for reference as of June 1, 2005 (translated from German to English).(6)

10.6	Employment contract between Skyflyer Technology GmbH and Dieter Wagels, dated for reference as of January 1, 2006 (translated from German to English).(6)

10.7	Purchase Agreement dated October 3, 2007 between American Yellowcake Resources Inc. and Skyflyer Inc.(8)

10.8	Loan Agreement dated October 17, 2007 between Skyflyer Inc. and Black Pointe Holdings Inc.(9)

10.9	Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated July 30, 2007 (translated from German to English).(13)

10.10	Second Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated December 31, 2007 (translated from German to English).(13)

Exhibit
Number	Description of Exhibits

10.11	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated November 28, 2007 (translated from German to English).(13)

10.12	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 6, 2007 (translated from German to English).(13)

10.13	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 7, 2007 (translated from German to English).(13)

10.14	Management Consultant Agreement dated March 1, 2008 between Blackstone Lake Minerals Inc. and Dr. Rudolf Mauer.(12)

10.15	Share Exchange Agreement dated for reference as of March 31, 2008 among Blackstone Lake Minerals Inc., Inventa Holding GmbH and Skyflyer Technology GmbH.(14)

10.16	Management Consultant Agreement dated October 1, 2008 between Blackstone Lake Minerals Inc. and John Boschert.(15)

10.17	Technology Purchase Agreement dated October 16, 2008 among Blackstone Lake Minerals Inc., NY Financial (International) Corp., Caleco Pharma Corp. and John Boschert.(16)

10.18	Amendment Agreement to Technology Purchase Agreement dated October 16, 2008 among Blackstone Lake Minerals Inc., NY Financial (International) Corp., Caleco Pharma Corp. and John Boschert.(17)

10.19	Technology Purchase Agreement dated December 19, 2008 among Blackstone Lake Minerals Inc., NY Financial (International) Corp., Caleco Pharma Corp. and John Boschert.(18)

10.20	Promissory Note between Caleco Pharma Corp. and NY Financial (International) Inc.(19)

14.1	Code of Ethics.(2)

21.1	List of Subsidiaries.

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 26, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on December 15, 2006.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2007.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on September 19, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on October 11, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on October 23, 2007.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on January 25, 2008.
(11)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on February 26, 2008.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on March 13, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on April 8, 2008.
(14)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on March 21, 2008.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on October 7, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 2, 2008.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on December 29, 2008.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on January 27, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSTONE LAKE MINERALS INC.

Date: February 12, 2009	By:	/s/ John Boschert
JOHN BOSCHERT
President, Secretary, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 12, 2009	By:	/s/ John Boschert
JOHN BOSCHERT
President, Secretary, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting
Officer)

Date: February 12, 2009	By:	/s/ James Sandino
JAMES SANDINO
Director

Date: February 12, 2009	By:	/s/ F. Javier Benedi Garcia
F. JAVIER BENEDI GARCIA
Director