Form 10-Q
period 2009-01-31
BLACKSTONE LAKE MINERALS INC.
filed 2009-03-23
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-51261

BLACKSTONE LAKE MINERALS INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-1147435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 410-103 East Holly Street, National Bank Building
Bellingham, WA	98225
(Address of principal executive officers)	(Zip Code)

(360) 306-1133
(Registrant's telephone number, including area code)

#205 – 1480 Gulf Road
Point Roberts, WA 98281
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. [X] Yes    [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). [   ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 17, 2009, the Registrant had 70,200,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended January 31, 2009 are not necessarily indicative of the results that can be expected for the year ending October 31, 2009.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” “Blackstone” and the “Company” mean Blackstone Lake Minerals Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

BLACKSTONE LAKE MINERALS INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

January 31, 2009
(Unaudited)

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)

	January 31,	October 31,
	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$988	$52
Deferred tax asset, less valuation allowance of $1,704,211 (2008 -$1,616,542)	-	-
Total Current Assets	988	52

Mineral property (Note 4)	200,000	200,000
Intangibles (Note 5)	697,331	-

Total Assets	$898,319	$200,052

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$996,500	$229,363
Accounts payable and accrued liabilities –related parties (Note 7)	37,134	31,886
Loans Payable –current (Note 6)	675,214	593,481

Total Current Liabilities	1,708,848	854,730

Commitments and Contractual Obligations (Note 9, 10)

Stockholders’ Deficit
Common stock (Note 8)
Authorized
975,000,000 common shares, par value $0.001
Issued and outstanding
January 31, 2009 -70,200,000
October 31, 2008 -70,200,000	70,200	70,200
Additional paid-in capital	4,277,775	4,277,775
Subscriptions received	102,000	-
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(174,074)	(174,074)
Deficit	(718,605)	(718,605)
Deficit accumulated during the exploration stage	(4,367,825)	(4,109,974)
Total Stockholders’ Deficit	(810,529)	(654,678)

Total Liabilities and Stockholders’ Deficit	$898,319	$200,052

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From October 19,	Three	Three
	2007 (start of the	Months	Months
	exploration stage)	Ended	Ended
	to January 31,	January 31,	January 31,
	2009	2009	2008

EXPENSES

Management fees	$59,002	$7,500	$17,593
Mineral exploration costs	13,710	-	-
Professional fees	189,741	68,842	22,354
Other operating expenses	284,988	176,551	8,001
Foreign currency gain	(16,272)	(7,775)	(306)

LOSS BEFORE OTHER ITEM AND INCOME TAXES	(531,169)	(245,118)	(47,642)

Interest expense	(55,551)	(12,733)	(9,098)

LOSS BEFORE INCOME TAXES	(586,720)	(257,851)	(56,740)

Provision for income taxes	-	-	-

LOSS FROM CONTINUING OPERATIONS	(586,720)	(257,851)	(56,740)

Discontinued operations	(3,781,105)	-	74,014

NET INCOME (LOSS)	(4,367,825)	(257,851)	17,274

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(151,900)	-	(6,405)

COMPREHENSIVE INCOME (LOSS)	$(4,519,725)	$(257,851)	$10,869

BASIC AND DILUTED NET LOSS FROM CONTINUING
OPERATIONS PER SHARE		$(0.00)	$(0.00)
BASIC AND DILUTED NET LOSS FROM DISCONTINUED
OPERATIONS PER SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		$70,200,000	103,200,000

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From October 19,	Three	Three
	2007(start of the	Months	Months
	exploration stage)	Ended	Ended
	to January 31,	January 31,	January 31,
	2009	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(586,720)	$(257,851)	$17,274
Change in operating assets and liabilities:
Decrease in prepaid expenses	-	-	1,682
Increase (decrease) in accounts payable and accrued liabilities	912,893	767,138	(1,786)
Increase in accounts payable and accrued liabilities –related parties	31,778	5,247	33,358
Increase in accrued interest payable	53,051	10,233	9,097
Net cash used in operating activities of discontinued operations	(103,029)	-	(158,923)

Net cash used in (provided by) operating activities	307,973	524,767	(99,298)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	(200,000)	-	-
Acquisition of intangibles	(697,331)	(697,331)	-

Net cash used in investing activities	(897,331)	(697,331)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	164,600	71,500	-
Subscriptions received	102,000	102,000	-
Net cash provided by financing activities of discontinued operations	74,379	-	71,734

Net cash provided by financing activities	340,979	173,500	71,734

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	3,755	-	1,776

NET INCREASE (DECREASE) IN CASH	(244,624)	936	(25,788)

CASH, BEGINNING OF PERIOD	245,612	52	35,126

CASH, END OF PERIOD	$988	$988	$9,338

CASH –DISCONTINUED OPERATIONS	$-	$-	$1,966
CASH –CONTINUING OPERATIONS	$988	$988	$7,372

Supplemental Disclosure with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2009

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Blackstone Lake Minerals Inc. (formerly Skyflyer Inc.) (originally Triton Resources, Inc.) (the “Company”) was incorporated on May 18, 2004, under the laws of the State of Nevada and was in the business of exploring mineral properties. Effective April 19, 2006, the Company acquired 100% of the issued and outstanding shares of Skyflyer Technology GmbH (“Skyflyer Technology”), a company engaged in the development and commercialization of a one or two person, recreation flying device. On October 18, 2007, the Company acquired a 100% interest in a mineral claim (the “Blackstone Lake Property”) in Saskatchewan, Canada. The Company was focusing its resources on the development and exploration of the Blackstone Lake Property and on April 11, 2008, the Company sold its interest in Skyflyer Technology. On January 27, 2009, pursuant to a technology purchase agreement with NY Financial (International) Corp. (`NY Financial`), the Company’s wholly-owned subsidiary, Caleco Pharma Corp. (“Caleco”), acquired a proprietary technology and the intellectual property related thereto for the treatment of liver disease and other ailments, particularly resulting from viral infections such as the Hepatitis C virus infection (the “Technology”) (Note 10). The Company is considered to be an exploration stage company, as it is not in the production stage nor has it generated revenues from operations.

Effective April 19, 2006, the Company acquired 100% of the issued and outstanding shares of Skyflyer Technology from Inventa Holding GmbH (“Inventa”) in exchange for an aggregate of 33,000,000 shares of the Company’s common stock. Completion of the acquisition resulted in the former sole shareholder of Skyflyer Technology holding the majority of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a recapitalization of Skyflyer Technology. On April 11, 2008, the Company completed a share exchange agreement with Inventa and Skyflyer Technology, whereby the Company sold to Inventa all of the issued and outstanding shares of Skyflyer Technology in exchange for the surrender of 33,000,000 shares of the Company’s common stock for cancellation. Results of the discontinued Skyflyer Technology operations are presented in Note 12.

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

These unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at January 31, 2009 and for all periods presented, have been included. Interim results for the period ended January 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2009

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

The Company followed the current rate method of translation to U.S. dollars with respect to its former foreign subsidiary. Accordingly, assets and liabilities were translated into U.S. dollars at the year-end exchange rates while revenue and expenses were translated at the average exchange rates during the year. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive loss.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(c) Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

(d) Mineral property

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

(e) Intangibles

Intangibles are recorded at cost. Capitalized amounts relate to purchase costs and legal, consulting and advisory costs incurred in registration of the patents and intellectual property. Depreciation is calculated using the straight-line method over the useful lives of the assets. No depreciation is provided for as the patents have not yet been awarded and/or begun to generate revenues. No depreciation is provided for the intellectual property as they have indefinite lives.

(f) Accounting for the impairment of long-lived assets and long-lived assets to be disposed of

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

(g) Income taxes

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

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(h) Fair value of financial instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, accounts payable and accrued liabilities –related parties, and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

(i) Stock-based compensation

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

As of January 31, 2009 and October 31, 2008, there was no stock compensation granted.

(j) Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of January 31, 2009 and 2008, there were no potentially dilutive securities outstanding.

(k) Comprehensive income (loss)

The Company has adopted SFAS 130, “Reporting of Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes foreign currency translation adjustments.

(l) Exploration stage

The Company is an exploration stage company as defined in SFAS 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to exploring its mineral rights.

(m) Concentration of credit risk

Cash is the only financial instrument that potentially subjects the Company to concentration of credit risk. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(n) Recent accounting pronouncements

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

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(n) Recent accounting pronouncements (continued)

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

(o) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2009

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

In order to maintain the claims in good standing, the Company must complete a minimum amount of exploration work on the property or it may make a payment in the equivalent sum in lieu of the exploration work on the property. The fee is $10 (CAD -$12) per hectare each year. The minimum cost of compliance is $93,923 (CAD -$115,200) due by August 22, 2009 and for each year thereafter. The Company may only make a payment in the equivalent sum in lieu of exploration work for three consecutive years beginning with August 22, 2009.

5.	INTANGIBLES

	January 31,	October 31,
	2009	2008

Patents (Note 10)	$86,000	$-
Intellectual property (Note 10)	611,331	-
	697,331	-
Accumulated amortization	-	-

Net book value	$697,331	$-

During the period ended January 31, 2009, the Company did not amortize $86,000 and $611,311 of its patents and intellectual property as the patents have not yet been awarded and/or they have not begun to generate revenues and the intellectual property have indefinite lives. Capitalized amounts relate to purchase costs and legal, consulting and advisory costs incurred in registration of the patents and intellectual property.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2009

6.	LOANS PAYABLE - CURRENT

During the three months ended January 31, 2009, a loan was granted from NY Financial totaling $77,500 of which $6,000 was repaid in the same period. The loan bears interest at 10% per annum, compounded monthly, beginning January 31, 2009 and is due on demand (Note 10).

During the year ended October 31, 2008, several loans were granted from a third party company totaling $47,000. The loans bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the three months ended January 31, 2009 and 2008 totaled $987 and $0, respectively.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $28,000. The loans bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the three months ended January 31, 2009 and 2008 totaled $564 and $0, respectively.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $18,100. The loans bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the year three months ended January 31, 2009 and 2008 totaled $456 and $0, respectively.

During the year ended October 31, 2007, several loans were granted from a third party company totaling $290,000. Loans totaling $280,000 bear interest at 8% per annum, are compounded annually, and are due April 30, 2009. A loan of $10,000 was non-interest bearing and had no specific terms of repayment. On October 1, 2007, the Company agreed to begin paying interest on this loan at 8% per annum and agreed to repay the loan on demand. Interest expense included in the statement of operations for the three months ended January 31, 2009 and 2008 totaled $6,316 and $5,831, respectively.

During the year ended October 31, 2006, two loans were granted from a third party company for $50,000 and $100,000. The loans bear interest at 8% per annum, are compounded annually, and were due May 16, 2008 and June 19, 2008 respectively. On each of the loan’s due dates, the loans were verbally extended with the same terms and are due on demand. During the three months ended January 31, 2008, $2,500 of accrued interest was paid. Interest expense included in the statement of operations for the three months ended January 31, 2009 and 2008 totaled $4,410 and $3,267, respectively.

7.	RELATED PARTY TRANSACTIONS

At January 31, 2009 and October 31, 2008, included in accounts payable and accrued liabilities –related parties is $20,758 owed to a former director and officer of the Company for management fees and reimbursement of expenses. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2009

7.	RELATED PARTY TRANSACTIONS (continued)

At January 31, 2009 and October 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 5,000 (US $6,436) and Euro 5,000 (US $6,526), respectively, owed to a company owned by a former officer and director of the Company for management fees. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Management fees paid to a company owned by a former director and officer of the Company for the three months ended January 31, 2009 and 2008 totaled Euro 0 (US $0) and Euro 10,000 (US $14,593), respectively.

At January 31, 2009 and October 31, 2008, included in accounts payable and accrued liabilities –related parties is $9,940 and $4,602, respectively, owed to officers and/or directors of the Company for management fees and reimbursement of expenses. Amounts due to and from officers and directors are unsecured, non- interest bearing and due on demand. Management fees paid to an officer and director of the Company for the three months ended January 31, 2009 and 2008 totaled $7,500 and $3,000 respectively.

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

9.	COMMITMENT

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

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2009

10.	TECHNOLOGY PURCHASE AGREEMENT

On January 27, 2009, pursuant to a technology purchase agreement, Caleco acquired a proprietary technology and the intellectual property related thereto for the treatment of liver disease and other ailments, particularly resulting from viral infections such as the Hepatitis C virus infection (the “Technology”) from NY Financial.

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

Caleco has also agreed to reimburse the documented costs related to the Technology totaling Euro 503,700 (US $648,346) and $66,000.

11.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from
	October 19, 2007	Three	Three
	(start of the	Months	Months
	exploration stage)	Ended	Ended
	to January 31,	January 31,	January 31,
	2009	2009	2008

Cash paid for:
Interest	$2,740	$2,500	$5
Income taxes	$-	$-	$-

Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II – Item 1A. Risk Factors" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents, particularly our Annual Reports, Quarterly Reports and Current Reports, that we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

CORPORATE OVERVIEW

We were incorporated on May 18, 2004 under the laws of the State of Nevada.

Our business plan is to simultaneously develop our proprietary technology designed to treat moderate to severe liver maladies, such as elevated liver enzymes and the Hepatitis C viral infection, (the “Liver Health Formula”) as an over-the-counter medication and as a Food and Drug Administration (“FDA”) approved pharmaceutical. To date, our intellectual property covering the Liver Health Formula comprises of patent applications in the United States and Europe, the right to file foreign patent applications under our PCT patent application and four European Drug Master File applications.

We acquired the Liver Health Formula pursuant to the terms and conditions of a technology purchase agreement dated December 19, 2008 (the “Technology Purchase Agreement”) among NY Financial (International) Corp. (“NY Financial”), the Company, Caleco Pharma Corp. (“Caleco”), our wholly owned subsidiary, and John Boschert, our sole executive officer and a director. Under the terms of the Technology Purchase Agreement, NY Financial assigned and transferred the Liver Health Formula to us in consideration of the following:

(a)	we paid $22,500 in cash to NY Financial; and

(b)
we issued a non-interest bearing promissory note in the amount of $77,500 to NY Financial. On January 31, 2009, we became in default of the promissory note as we were unable to pay the $77,500. Under the terms of the promissory note, the unpaid portion of the promissory note, being $71,500, bears interest at a rate of ten per cent (10%) per annum commencing January 31, 2009.

As further consideration, Mr. Boschert transferred 32,000,000 shares of our common stock to NY Financial, which resulted in a change in control. We also appointed F. Javier Benedi Garcia, the sole director of NY Financial, to our Board of Directors.

Following closing, Caleco has agreed to reimburse the documented costs related to the recording of the patent applications and the filing of the European Drug Master File applications, which amount is not to exceed 590,000 EUR. In addition, the parties also agreed that:

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

We are also engaged in the exploration and development of a mineral property that we call the Blackstone Lake Property. We own a 100% interest in the Blackstone Lake Property, which consists of two mineral claims covering approximately 9,600 hectares (approximately 23,722 acres) located in north-central Saskatchewan, Canada.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three months ended January 31, 2009 and changes in our financial condition from October 31, 2008. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended October 31, 2008 filed with the SEC on February 13, 2009.

PLAN OF OPERATION

We currently do not have sufficient capital resources to meet all of the anticipated costs of our plan of operation for the next twelve months. Our ability to complete our plan of operation for our over-the-counter and pharmaceutical business and our Blackstone Lake Property activities is subject to our obtaining substantial financing. The following summarizes our over-the-counter market and pharmaceutical business and Blackstone Lake Property activities. In addition to the amounts described below, we anticipate that we will require an additional $50,000 for general and administrative purposes and to pay for legal and accounting fees associated with meeting our ongoing reporting obligations under U.S. securities laws.

Over-the-Counter and Pharmaceutical Business

Over the next twelve months, our plan of operation is to simultaneously develop our Liver Health Formula along two distinct pathways: one as an over-the-counter medication; and, second as a FDA approved pharmaceutical. There is no assurance that we will be able to develop, market and manufacture our Liver Health Formula as an over-the-counter medication or that we will be able to obtain FDA approval of our Liver Health Formula as a pharmaceutical.

Over-the-Counter Medication

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

Development as a Pharmaceutical

Simultaneously with our over-the-counter pathway, we plan to conduct a clinical trial of our Liver Health Formula, which will be the first step in applying for a New Drug Application (“NDA”) with the FDA. We anticipate that the clinical trial will be a two site, double blind study consisting of twenty-five to thirty patients per site. This clinical trial is expected to occur in the second quarter of 2009 and is estimated to cost between $250,000 to $350,000.

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

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended January 31,		Percentage
	2009	2008	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(245,118)	(47,642)	414.5%
Interest Expense	(12,733)	(9,098)	40.0%
Discontinued Operations	-	74,014	(100)%
Net Income (Loss)	$(257,851)	$17,274	(1,592.7)%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the foreseeable future. Our ability to earn revenues in the future is dependent upon: (i) the development and manufacturing of our Liver Health Formula as an over-the-counter medication; and (ii) the discovery of commercially exploitable mineral reserves on the Blackstone Lake Property. There is no assurance that we will be able to develop and manufacture our Liver Health Formula as an over-the-counter medication or discover commercially exploitable mineral reserves on the Blackstone Lake Property.

Expenses
	Three Months Ended January 31,		Percentage
	2009	2008	Increase / (Decrease)
Management fees	$7,500	$17,593	(57.4)%
Mineral exploration costs	-	-	n/a
Professional fees	68,842	22,354	208.0%
Other operating expenses	176,551	8,001	2,106.6%
Foreign currency loss (gain)	(7,775)	(306)	2,440.8%
TOTAL	$245,118	$47,642	414.5%

Management fees include amounts paid as compensation to our officers and directors. Management fees decreased during the quarter ended January 31, 2009 as the management fee paid to Rudolf Mauer, our former executive officer and director, terminated as a result of his resignation.

Professional fees consist of consulting, legal and accounting fees incurred in connection with meeting our reporting obligations under the Exchange Act. The increase in professional fees is a result of fees incurred in connection with our acquisition of our Liver Health Formula.

If we are able to obtain sufficient financing to undertake our proposed business plan for our over-the-counter and pharmaceutical business, of which there is a substantial doubt, our expenses are anticipated to increase significantly.

Discontinued Operations

On April 11, 2008, we completed the disposition of Skyflyer Technology GmbH (“Skyflyer GmbH”), our former wholly owned subsidiary engaged in the development of a recreational vertical take-off and landing flying machine. As a result of our disposition of Skyflyer GmbH, we realized a net gain from Skyflyer GmbH’s operations during the quarter ended January 31, 2009 of $17,274, which includes a gain recognized by Skyflyer GmbH on a forgiven loan of $87,838.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2009	At October 31, 2008	Increase / (Decrease)
Current Assets	$988	$52	1,800.0%
Current Liabilities	(1,708,848)	(854,730)	99.9%
Working Capital (Deficit)	$(1,707,860)	$(854,678)	99.8%

Cash Flows
	Three Months Ended January 31,
	2009	2008
Cash Flows used in Operating Activities	$524,767	$(99,298)
Cash Flows used in Investing Activities	(697,331)	-
Cash Flows from Financing Activities	173,500	71,734
Effect of Foreign Currency Translations	-	1,776
Net Decrease in Cash During Period	$936	$(25,788)

The increase in our working capital deficit at January 31, 2009 from October 31, 2008 is primarily a result of our increase in accounts payable in connection with our acquisition of the Liver Health Formula. During the quarter ended January 31, 2009, we recorded subscriptions received of $120,000 as we have not yet issued the securities.

Future Financings

As at January 31, 2009, we had cash on hand of $988. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term. Any future financing that we obtain is expected to be in the form of sales of our equity securities. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. There is a substantial doubt that we will be able to obtain financing in an amount that is sufficient to enable us to complete our proposed plan of operation. If we are not successful in raising sufficient financing, we will not be able to complete our plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

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

Our significant accounting policies are described in Note 3 to our consolidated financial statements for the period ended January 31, 2009.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.           CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for our year ended October 31, 2008 (the “2008 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2008 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on the services of our senior management and key technical personnel. In particular, our future success will depend on the continued efforts of John Boschert, our sole executive officer and a member of our Board of Directors, James Sandino, a member of our Board of Directors, and F. Javier Benedi Garcia, a member of our Board of Directors. The loss of the services of any of these gentlemen and the further erosion of staff could have an adverse effect on our business, financial condition and results of operations.

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

The development of our technology as an over-the-counter medication and a FDA approved pharmaceutical will require significant financing and additional research and development as well as substantial clinical trials. We believe that the United States and Europe will be the principal markets for our technology, as will any country in the world where the need for the treatment of liver diseases, including the Hepatitis C virus, exists. We may not be able to successfully complete development of our technology, or successfully market our technology. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technology. Our research and development programs may not be successful. Our technology may not prove to be safe and efficacious in clinical trials, and we may not obtain the intended regulatory approvals for our technology. Whether or not any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying development and we may not be able to raise capital to finance our operation during the period required for resolution of that issue.

We may lose our competitiveness if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation may be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon patent applications filed in the United States and Europe, the right to file foreign patent applications under our PCT patent application and European Drug Master File applications. This, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company's resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

We may become subject to intellectual property litigation which may harm our business.

Our success depends in part on our ability to develop commercially viable products without infringing the proprietary rights of others. Although we have not been subject to any filed infringement claims, other patents or patent applications could exist or could be filed which may prohibit or limit our ability to market our products or maintain a competitive position. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation may divert management's attention from developing our technology and may force us to incur substantial costs regardless of whether we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to curtail or cease the development and commercialization of our technology.

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

We will need to obtain the approval of the Food and Drug Administration in the United States (“FDA”) before we commence commercialization of our technology as a pharmaceutical in the United States. We may also be required to obtain additional approvals from foreign regulatory authorities to apply for any sales activities we may carry out in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our technology, the FDA or other regulatory authorities could delay or withhold regulatory approval of our technology.

Even if we obtain regulatory approval of our technology, that approval may be subject to limitations on the indicated uses for which it may be marketed. Even after granting regulatory approval, the FDA and other regulatory agencies and governments in other countries will continue to review and inspect any future marketed products as well as any manufacturing facilities that we may establish in the future. Later discovery of previously unknown problems with a product or facility may result in restrictions on the product, including a withdrawal of the product from the market. Further, governmental regulatory agencies may establish additional regulations which could prevent or delay regulatory approval of our technology.

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

Many of our competitors have significantly greater resources and have developed products and processes that directly compete with our technology. Our competitors may develop, or may in the future develop, new technologies that directly compete with our technology or even render our technology obsolete. Our technology is designed to treat moderate to severe liver maladies, such as elevated liver enzymes and the Hepatitis C viral infection. Even if we are able to demonstrate improved or equivalent results from our technology, researchers and practitioners may not use our technology and we may suffer a competitive disadvantage. Finally, to the extent that others develop new technologies that address the targeted application for our current technology, our business will suffer.

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

In order to maintain our rights to the Blackstone Lake Property in the Province of Saskatchewan, we will be required to spend approximately $115,200 CDN ($93,024 US) by August 22, 2009 on exploration activities or by making a non-refundable cash payment in lieu of exploration activities. As of the date of this report, we have been unable to raise sufficient financing to carry out an exploration program for the Blackstone Lake Property. If we are unable to raise additional financing, of which there is a substantial doubt, then we may lose our rights to the Blackstone Lake Property.

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

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.             OTHER INFORMATION.

None.

ITEM 6.             EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Certificate of Change – 13-for-1 Stock Split effective September 30, 2005.(7)

3.3	Certificate of Amendment to Articles – Name Change from Triton Resources, Inc. to Skyflyer Inc. effective October 17, 2006.(7)

3.4	Certificate of Amendment to Articles of Incorporation – Name Change from Skyflyer Inc. to Blackstone Lake Minerals Inc. effective January 23, 2008.(10)

3.5	Bylaws.(1)

10.1	Share Purchase Agreement among the Company, Inventa Holding GmbH, Skyflyer Technology GmbH and Perry Augustson, dated for reference the 31st day of March, 2006.(3)

10.2	Agreement and Deed of Transfer between Inventa Holding GmbH and the Company dated for reference as of the 19th day of April, 2006.(4)

10.3	Patent Transfer Agreement between Dieter Wagels and Skyflyer Technology GmbH, dated effective as of April 17, 2006.(4)

10.4	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 8, 2006.(5)

10.5	Employment contract between Skyflyer Technology GmbH and Dr. Manfred Sappok, dated for reference as of June 1, 2005 (translated from German to English).(6)

10.6	Employment contract between Skyflyer Technology GmbH and Dieter Wagels, dated for reference as of January 1, 2006 (translated from German to English).(6)

10.7	Purchase Agreement dated October 3, 2007 between American Yellowcake Resources Inc. and Skyflyer Inc.(8)

10.8	Loan Agreement dated October 17, 2007 between the Company and Black Pointe Holdings Inc.(9)

10.9	Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated July 30, 2007 (translated from German to English).(12)

10.10	Second Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated December 31, 2007 (translated from German to English).(12)

10.11	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated November 28, 2007 (translated from German to English).(12)

10.12	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 6, 2007 (translated from German to English).(12)

10.13	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 7, 2007 (translated from German to English).(12)

10.14	Management Consultant Agreement dated March 1, 2008 between the Company and Dr. Rudolf Mauer.(11)

10.15	Share Exchange Agreement dated for reference as of March 31, 2008 among Blackstone Lake Minerals Inc., Inventa Holding GmbH and Skyflyer Technology GmbH.(13)

10.16	Management Consultant Agreement dated October 1, 2008 between the Company and John Boschert.(14)

10.17	Technology Purchase Agreement dated October 16, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. and John Boschert.(15)

10.18	Amendment Agreement to Technology Purchase Agreement dated October 16, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. and John Boschert.(16)

10.19	Technology Purchase Agreement dated December 19, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. and John Boschert.(17)

Exhibit
Number	Description of Exhibits

10.20	Promissory Note between Caleco Pharma Corp. and NY Financial (International) Inc.(18)

14.1	Code of Ethics.(2)

21.1	List of Subsidiaries.(19)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 26, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on December 15, 2006.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2007.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on September 19, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on October 11, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on October 23, 2007.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on January 25, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on March 13, 2008.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on April 8, 2008.
(13)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on March 21, 2008.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on October 7, 2008.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 2, 2008.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 29, 2008.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 27, 2009.
(19)	Filed as an exhibit to our Annual Report on Form 10-K filed on February 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKSTONE LAKE MINERALS INC.

Date:	March 20, 2009	By:	/s/ John Boschert

JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer,
President, Secretary & Treasurer
(Principal Executive Officer
and Principal Accounting Officer)