Form 10-Q
period 2009-04-30
BLACKSTONE LAKE MINERALS INC.
filed 2009-06-19
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 17, 2009, the Registrant had 70,200,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended April 30, 2009 are not necessarily indicative of the results that can be expected for the year ending October 31, 2009.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” “Blackstone” and the “Company” mean Blackstone Lake Minerals Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

BLACKSTONE LAKE MINERALS INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

April 30, 2009
(Unaudited)

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)

	April 30,	October 31,
	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$1,259	$52
Deferred tax asset, less valuation allowance of $1,729,277 (2008 -$1,616,542)	-	-
Total Current Assets	1,259	52

Mineral property (Note 4)	200,000	200,000
Intangibles (Note 5)	697,331	-

Total Assets	$898,590	$200,052

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,031,167	$229,363
Accounts payable and accrued liabilities –related parties (Note 7)	44,903	31,886
Loans Payable –current (Note 6)	707,221	593,481
Total Current Liabilities	1,783,291	854,730

Commitments and Contractual Obligations (Note 9, 10)

Stockholders’ Deficit
Common stock (Note 8)
Authorized
975,000,000 common shares, par value $0.001
Issued and outstanding
April 30, 2009 -70,200,000
October 31, 2008 -70,200,000	70,200	70,200
Additional paid-in capital	4,277,775	4,277,775
Subscriptions received	102,000	-
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(174,074)	(174,074)
Deficit	(718,605)	(718,605)
Deficit accumulated during the exploration stage	(4,441,997)	(4,109,974)
Total Stockholders’ Deficit	(884,701)	(654,678)

Total Liabilities and Stockholders’ Deficit	$898,590	$200,052

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From October 19,	Six	Six	Three	Three
	2007 (start of the	Months	Months	Months	Months
	exploration stage)	Ended	Ended	Ended	Ended
	to April 30,	April 30,	April 30,	April 30,	April 30,
	2009	2009	2008	2009	2008

EXPENSES

Management fees	$66,502	$15,000	$28,592	$7,500	$11,000
Mineral exploration costs	13,710	-	199	-	199
Professional fees	218,744	97,845	56,735	29,003	34,381
Other operating expenses	287,873	179,436	27,416	2,885	19,414
Foreign currency loss	2,705	11,202	1,657	18,977	1,963

LOSS BEFORE OTHER ITEM AND
INCOME TAXES	589,534	303,483	114,599	58,365	66,957

Interest expense	71,358	28,540	18,671	15,807	9,573

LOSS BEFORE INCOME TAXES	660,892	332,023	133,270	74,172	76,530

Provision for income taxes	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	660,892	332,023	133,270	74,172	76,530

Discontinued operations	3,781,105	-	3,768,532	-	3,842,546

NET LOSS	4,441,997	332,023	3,901,802	74,172	3,919,076

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	151,900	-	151,900	-	145,495

COMPREHENSIVE LOSS	$4,593,897	$332,023	$4,053,702	$74,172	$4,064,571

BASIC AND DILUTED NET LOSS FROM CONTINUING
OPERATIONS PER SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED NET LOSS FROM DISCONTINUED
OPERATIONS PER SHARE		$(0.00)	$(0.05)	(0.00)	(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		70,200,000	73,645,055	70,200,000	77,166,667

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From October 19,	Six	Six
	2007 (start of the	Months	Months
	exploration stage)	Ended	Ended
	to April 30,	April 30,	April 30,
	2009	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(660,892)	$(332,023)	$(133,270)
Change in operating assets and liabilities:
Decrease in prepaid expenses	-	-	2,030
Increase (decrease) in accounts payable and accrued liabilities	947,560	801,805	14,889
Increase in accounts payable and accrued liabilities –related parties	39,547	13,016	34,558
Increase in accrued interest payable	68,858	26,040	18,959
Net cash used in operating activities of discontinued operations	(103,029)	-	(102,615)

Net cash used in (provided by) operating activities	292,044	508,838	(165,449)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	(200,000)	-	-
Acquisition of intangibles	(697,331)	(697,331)	-

Net cash used in investing activities	(897,331)	(697,331)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	180,800	87,700	68,027
Subscriptions received	102,000	102,000	-
Net cash provided by financing activities of discontinued operations	74,379	-	74,379

Net cash provided by financing activities	357,179	189,700	142,406

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	3,755	-	1,530

NET INCREASE (DECREASE) IN CASH	(244,353)	1,207	(21,513)

CASH, BEGINNING OF PERIOD	245,612	52	35,126

CASH, END OF PERIOD	$1,259	$1,259	$13,613

CASH –DISCONTINUED OPERATIONS	$-	$-	$-
CASH –CONTINUING OPERATIONS	$1,259	$1,259	$13,613

Supplemental Disclosure with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2009

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

These unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at April 30, 2009 and for all periods presented, have been included. Interim results for the period ended April 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2009

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
April 30, 2009

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
April 30, 2009

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

As of April 30, 2009 and October 31, 2008, there was no stock compensation granted.

(j) Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of April 30, 2009 and 2008, there were no potentially dilutive securities outstanding.

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
April 30, 2009

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
April 30, 2009

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
April 30, 2009

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

In order to maintain the claims in good standing, the Company must complete a minimum amount of exploration work on the property or it may make a payment in the equivalent sum in lieu of the exploration work on the property. The fee is $10 (CAD -$12) per hectare each year. The minimum cost of compliance is $93,923 (CAD -$112,053) due by August 22, 2009 and for each year thereafter. The Company may only make a payment in the equivalent sum in lieu of exploration work for three consecutive years beginning with August 22, 2009.

5.	INTANGIBLES

	April 30,	October 31,
	2009	2008

Patents (Note 10)	$86,000	$-
Intellectual property (Note 10)	611,331	-
	697,331	-
Accumulated amortization	-	-

Net book value	$697,331	$-

During the period ended April 30, 2009, the Company did not amortize $86,000 and $611,311 of its patents and intellectual property as the patents have not yet been awarded and/or they have not begun to generate revenues and the intellectual property have indefinite lives. Capitalized amounts relate to purchase costs and legal, consulting and advisory costs incurred in registration of the patents and intellectual property.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2009

6.	LOANS PAYABLE - CURRENT

During the six months ended April 30, 2009, a loan was granted from a third party company totaling $7,500. The loan is non-interest bearing and is due on demand.

During the six months ended April 30, 2009, a loan was granted from a third party company totaling $7,500. The loan is non-interest bearing and is due on demand.

During the six months ended April 30, 2009, a loan was granted from a third party company for $1,200. The loan bears interest at 10% per annum and is due on demand. Interest expense included in the statement of operations for the six and three months ended April 30, 2009 totaled $0 and $0, respectively.

During the six months ended April 30, 2009, a loan was granted from NY Financial totaling $77,500 of which $6,000 was repaid in the same period. The loan bears interest at 10% per annum, compounded monthly, beginning January 31, 2009 and is due on demand (Note 10). Interest expense included in the statement of operations for the six and three months ended April 30, 2009 totaled $1,858 and $1,858, respectively.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $47,000. The loans bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the six months ended April 30, 2009 and 2008 totaled $2,857 and $360, respectively. Interest expense included in the statement of operations for the three months ended April 30, 2009 and 2008 totaled $1,870 and $360, respectively.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $28,000. The loans bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the six months ended April 30, 2009 and 2008 totaled $1,825 and $348, respectively. Interest expense included in the statement of operations for the three months ended April 30, 2009 and 2008 totaled $1,261 and $348, respectively.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $18,100. The loans bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the six months ended April 30, 2009 and 2008 totaled $898 and $0, respectively. Interest expense included in the statement of operations for the three months ended April 30, 2009 and 2008 totaled $442 and $0, respectively.

During the year ended October 31, 2007, several loans were granted from a third party company totaling $290,000. Loans totaling $280,000 bear interest at 8% per annum, are compounded annually, and were due April 30, 2009. The loans have been verbally extended with the same terms and are due on demand. A loan of $10,000 was non-interest bearing and had no specific terms of repayment. On October 1, 2007, the Company agreed to begin paying interest on this loan at 8% per annum and agreed to repay the loan on demand. Interest expense included in the statement of operations for the six months ended April 30, 2009 and 2008 totaled $12,426 and $11,537, respectively. Interest expense included in the statement of operations for the three months ended April 30, 2009 and 2008 totaled $6,110 and $5,705, respectively.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2009

6.	LOANS PAYABLE – CURRENT (continued)

During the year ended October 31, 2006, two loans were granted from a third party company for $50,000 and $100,000. The loans bear interest at 8% per annum, are compounded annually, and were due May 16, 2008 and June 19, 2008 respectively. On each of the loan’s due dates, the loans were verbally extended with the same terms and are due on demand. During the six months ended April 30, 2009, $2,500 of accrued interest was paid. Interest expense included in the statement of operations for the six months ended April 30, 2009 and 2008 totaled $8,676 and $6,426, respectively. Interest expense included in the statement of operations for the three months ended April 30, 2009 and 2008 totaled $4,266 and $3,160, respectively.

7.	RELATED PARTY TRANSACTIONS

At April 30, 2009 and October 31, 2008, included in accounts payable and accrued liabilities –related parties is $20,758 owed to a former director and officer of the Company for management fees and reimbursement of expenses. Management fees paid to the former director and officer of the Company for the six and three months ended April 30, 2008 totaled $8,000 and $8,000, respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

At April 30, 2009 and October 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 5,000 (US $6,606) and Euro 5,000 (US $6,526), respectively, owed to a company owned by a former officer and director of the Company for management fees. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Management fees paid to a company owned by a former director and officer of the Company for the six and three months ended April 30, 2008 totaled Euro 10,000 (US $14,592) and Euro 0 (US $0), respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

At April 30, 2009 and October 31, 2008, included in accounts payable and accrued liabilities –related parties is $17,539 and $4,602, respectively, owed to officers and/or directors of the Company for management fees and reimbursement of expenses. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Management fees paid to an officer and director of the Company for the six months ended April 30, 2009 and 2008 totaled $15,000 and $6,000. Management fees paid to an officer fand director of the Company for the three months ended April 30, 2009 and 2008 totaled $7,500 and $3,000 respectively.

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

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2009

8.	COMMON STOCK (continued)

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

On October 1, 2008, the Company entered into a management consulting agreement with a director and officer of the Company with an effective date of October 1, 2008 to pay monthly consulting fees of $2,500 per month. The contract may be cancelled by either party with 60 days notice, in writing.

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

Caleco has also agreed to reimburse the documented costs related to the Technology totaling Euro 503,700 (US $665,565) and $66,000.

BLACKSTONE LAKE MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2009

11.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from
	October 19, 2007	Six	Six
	(start of the	Months	Months
	exploration stage)	Ended	Ended
	to April 30,	April 30,	April 30,
	2009	2009	2008

Cash paid for:
Interest	$2,740	$-	$5
Income taxes	$-	$-	$-

Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

12.	SUBSEQUENT EVENT

On May 21, 2009, a loan was granted from a third party company for $1,200. The loan bears interest at 10% per annum, compounded annually, and is due on demand.

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

Our business plan is to develop our proprietary technology designed to treat moderate to severe liver maladies, such as elevated liver enzymes and the Hepatitis C viral infection, (the “Liver Health Formula”) as an over-the-counter medication and as a Food and Drug Administration (“FDA”) approved pharmaceutical. To date, our intellectual property covering the Liver Health Formula comprises of patent applications in the United States and Europe, the right to file foreign patent applications under our PCT patent application and four European Drug Master File applications.

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

We are also engaged in the exploration and development of a mineral property that we call the Blackstone Lake Property. We own a 100% interest in the Blackstone Lake Property, which consists of two mineral claims covering approximately 9,600 hectares (approximately 23,722 acres), located in north-central Saskatchewan, Canada.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the six months ended April 30, 2009 and changes in our financial condition from October 31, 2008. This discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-K for the year ended October 31, 2008 filed with the SEC on February 13, 2009.

PLAN OF OPERATION

We currently do not have sufficient capital resources to meet all of the anticipated costs of our plan of operation for the next twelve months. Our ability to complete our plan of operation for our over-the-counter and pharmaceutical business and our Blackstone Lake Property activities is subject to our obtaining substantial financing. The following summarizes our over-the-counter market and pharmaceutical business and Blackstone Lake Property activities. In addition to the amounts described below, we anticipate that we will require an additional $50,000 for general and administrative purposes and to pay for legal and accounting fees in connection with meeting our ongoing reporting obligations under U.S. securities laws.

Over-the-Counter and Pharmaceutical Business

Over the next twelve months, our plan of operation is to simultaneously develop our Liver Health Formula along two distinct pathways: as an over-the-counter medication; and as a FDA approved pharmaceutical. There is no assurance that we will be able to develop, market and manufacture our Liver Health Formula as an over-the-counter medication or that we will be able to obtain FDA approval of our Liver Health Formula as a pharmaceutical.

Development as an Over-the-Counter Medication

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

Development as a Pharmaceutical

Simultaneously with the development of our over-the-counter pathway, we plan to conduct a clinical trial of our Liver Health Formula, which will be the first step in applying for a New Drug Application (“NDA”) with the FDA. We anticipate that the clinical trial will be a two site, double blind study consisting of twenty-five to thirty patients per site. This clinical trial is expected to occur in the third quarter of 2009 and is estimated to cost between $250,000 to $350,000.

In addition to the clinical trial, we also intend to conduct additional testing and development of our Liver Health Formula over the next twelve months. This additional research is estimated to cost between $250,000 to $350,000.

The clinical trial and the additional testing are expected to assist us in applying for an NDA with the FDA. In addition, we also anticipate that this research will assist us in the development of our over-the-counter medication pathway.

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

RESULTS OF OPERATIONS

Six Months and Second Quarter Summary

	Six Months Ended April 30,			Three Months Ended April 30,
			Percentage			Percentage
			Increase /			Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(303,483)	(114,599)	164.8%	(58,365)	(66,957)	(12.8)%
Interest Expense	(28,540)	(18,671)	52.9%	(15,807)	(9,573)	65.1%
Discontinued	-	(3,768,532)	(100)%	-	(3,842,546)	(100)%
Operations
Net (Loss)	$(332,023)	$(3,901,802)	(91.5)%	$(74,172)	$(3,919,076)	(98.1)%

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

Expenses

	Six Months Ended April 30,			Three Months Ended April 30,
			Percentage			Percentage
			Increase /			Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Management fees	$15,000	$28,592	(47.5)%	$7,500	$11,000	(31.8)%
Mineral exploration	-	199	(100)%	-	199	(100)%
costs
Professional fees	97,845	56,735	72.5%	29,003	34,381	(15.6)%
Other operating	179,436	27,416	554.5%	2,885	19,414	(85.1)%
expenses
Foreign currency	11,202	1,657	576.0%	18,977	1,963	866.7%
loss (gain)
Total Expenses	$303,483	$114,599	164.8%	$58,365	$66,957	(12.8)%

Our expenses decreased from $66,957, during the quarter ended April 30, 2008, to $56,365, during the quarter ended April 30, 2009. The decrease in our expenses is primarily attributable to a decrease in management fees and professional fees.

Management fees include amounts paid as compensation to our officers and directors. During the quarter ended April 30, 2009, we incurred management fees of $2,500 per month to our sole executive officer.

Professional fees consist of consulting, legal and accounting fees incurred in connection with meeting our reporting obligations under the Exchange Act.

If we are able to obtain sufficient financing to undertake our proposed business plan for our over-the-counter and pharmaceutical business, of which there is a substantial doubt, our expenses are anticipated to increase significantly.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At April 30, 2009	At October 31, 2008	Increase / (Decrease)
Current Assets	$1,259	$52	2,321.2%
Current Liabilities	(1,783,291)	(854,730)	108.6%
Working Capital (Deficit)	$(1,782,032)	$(854,678)	108.5%

Cash Flows

	Six Months Ended April 30,
	2009	2008
Cash Flows used in (provided by) Operating Activities	$508,838	$(165,449)
Cash Flows used in Investing Activities	(697,331)	-
Cash Flows from Financing Activities	189,700	142,406
Effect of Foreign Currency Translations	-	1,530
Net Decrease in Cash During Period	$1,207	$(21,513)

The significant increase in our working capital deficit at April 30, 2009 from October 31, 2008 is primarily a result of: (i) an increase in our accounts payable due to our lack of capital to meet our ongoing expenditures; and (ii) an increase in our accounts payable in connection with our acquisition of the Liver Health Formula.

During the six months ended April 30, 2009, we recorded subscriptions received of $102,000 as we have not yet issued the securities.

Future Financings

As at April 30, 2009, we had cash on hand of $1,259. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term. Any future financing that we obtain is expected to be in the form of sales of our equity securities. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. There is a substantial doubt that we will be able to obtain financing in an amount that is sufficient to enable us to complete our proposed plan of operation. If we are not successful in raising sufficient financing, we will not be able to complete our plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

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

Our significant accounting policies are described in Note 3 to our consolidated financial statements for the period ended April 30, 2009 included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for our year ended October 31, 2008 (the “2008 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2008 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have been reliant upon sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors' percentage interest in us will be diluted.

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

In order to maintain our rights to the Blackstone Lake Property in the Province of Saskatchewan, we will be required to spend approximately $115,200 CDN ($96,480 US) by August 22, 2009 on exploration activities or by making a non-refundable cash payment in lieu of exploration activities. As of the date of this report, we have been unable to raise sufficient financing to carry out an exploration program for the Blackstone Lake Property. If we are unable to raise additional financing, of which there is a substantial doubt, then we may lose our rights to the Blackstone Lake Property.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change – 13-for-1 Stock Split effective September 30, 2005.(7)
3.3	Certificate of Amendment to Articles – Name Change from Triton Resources, Inc. to Skyflyer Inc. effective October 17, 2006.(7)
3.4	Certificate of Amendment to Articles of Incorporation – Name Change from Skyflyer Inc. to Blackstone Lake Minerals Inc. effective January 23, 2008.(10)
3.5	Bylaws.(1)
10.1	Share Purchase Agreement among the Company, Inventa Holding GmbH, Skyflyer Technology GmbH and Perry Augustson, dated for reference the 31st day of March, 2006.(3)
10.2	Agreement and Deed of Transfer between Inventa Holding GmbH and the Company dated for reference as of the 19th day of April, 2006.(4)
10.3	Patent Transfer Agreement between Dieter Wagels and Skyflyer Technology GmbH, dated effective as of April 17, 2006.(4)
10.4	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 8, 2006.(5)
10.5	Employment contract between Skyflyer Technology GmbH and Dr. Manfred Sappok, dated for reference as of June 1, 2005 (translated from German to English).(6)
10.6	Employment contract between Skyflyer Technology GmbH and Dieter Wagels, dated for reference as of January 1, 2006 (translated from German to English).(6)
10.7	Purchase Agreement dated October 3, 2007 between American Yellowcake Resources Inc. and Skyflyer Inc.(8)
10.8	Loan Agreement dated October 17, 2007 between the Company and Black Pointe Holdings Inc.(9)
10.9	Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated July 30, 2007 (translated from German to English).(12)
10.10	Second Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated December 31, 2007 (translated from German to English).(12)
10.11	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated November 28, 2007 (translated from German to English).(12)
10.12	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 6, 2007 (translated from German to English).(12)
10.13	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 7, 2007 (translated from German to English).(12)
10.14	Management Consultant Agreement dated March 1, 2008 between the Company and Dr. Rudolf Mauer.(11)
10.15	Share Exchange Agreement dated for reference as of March 31, 2008 among Blackstone Lake Minerals Inc., Inventa Holding GmbH and Skyflyer Technology GmbH.(13)
10.16	Management Consultant Agreement dated October 1, 2008 between the Company and John Boschert.(14)
10.17	Technology Purchase Agreement dated October 16, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. and John Boschert.(15)
10.18	Amendment Agreement to Technology Purchase Agreement dated October 16, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. and John Boschert.(16)
10.19	Technology Purchase Agreement dated December 19, 2008 among the Company, NY

Exhibit
Number	Description of Exhibits
Financial (International) Corp., Caleco Pharma Corp. and John Boschert.(17)
10.20	Promissory Note between Caleco Pharma Corp. and NY Financial (International) Inc.(18)
14.1	Code of Ethics.(2)
21.1	List of Subsidiaries.(19)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 26, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on December 15, 2006.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2007.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on September 19, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on October 11, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on October 23, 2007.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on January 25, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on March 13, 2008.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on March 21, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on April 8, 2008.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on October 7, 2008.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 2, 2008.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 29, 2008.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 27, 2009.
(19)	Filed as an exhibit to our Annual Report on Form 10-K filed on February 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKSTONE LAKE MINERALS INC.

Date:	June 18, 2009	By:	/s/ John Boschert

JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer,
President, Secretary & Treasurer
(Principal Executive Officer
and Principal Accounting Officer)