Form 10-Q
period 2009-07-31
CALECO PHARMA CORP.
filed 2009-09-21
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-51261

CALECO PHARMA CORP.
(Exact name of registrant as specified in its charter)

NEVADA	20-1147435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 410-103 East Holly Street, National Bank Building
Bellingham, WA	98225
(Address of principal executive officers)	(Zip Code)

(360) 306-1133
(Registrant's telephone number, including area code)

BLACKSTONE LAKE MINERALS INC.
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
[   ] Yes    [X]   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 14, 2009, the Registrant had 70,200,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended July 31, 2009 are not necessarily indicative of the results that can be expected for the year ending October 31, 2009.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” “Caleco” and the “Company” mean Caleco Pharma Corp. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CALECO PHARMA CORP.

(formerly Blackstone Lake Minerals Inc.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

July 31, 2009
(Unaudited)

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)

	July 31,	October 31,
	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$15,275	$52
Deferred tax asset, less valuation allowance of $1,771,812 (2008 -$1,616,542)	-	-
Total Current Assets	15,275	52

Mineral property (Note 4)	200,000	200,000
Intangibles (Note 5)	697,331	-

Total Assets	$912,606	$200,052

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,081,386	$229,363
Accounts payable and accrued liabilities –related parties (Note 7)	69,682	31,886
Loans Payable –current (Note 6)	722,492	593,481
Total Current Liabilities	1,873,560	854,730

Commitments and Contractual Obligations (Note 9, 10)

Stockholders’ Deficit
Common stock (Note 8)
Authorized
975,000,000 common shares, par value $0.001
Issued and outstanding
July 31, 2009 -70,200,000
October 31, 2008 -70,200,000	70,200	70,200
Additional paid-in capital	4,277,775	4,277,775
Subscriptions received	150,400	-
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(174,074)	(174,074)
Deficit	(718,605)	(718,605)
Deficit accumulated during the exploration stage	(4,566,650)	(4,109,974)

Total Stockholders’ Deficit	(960,954)	(654,678)

Total Liabilities and Stockholders’ Deficit	$912,606	$200,052

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From October 19,	Nine	Nine	Three	Three
	2007 (start of the	Months	Months	Months	Months
	exploration stage)	Ended	Ended	Ended	Ended
	to July 31,	July 31,	July 31,	July 31,	July 31,
	2009	2009	2008	2009	2008

EXPENSES

Management fees	$74,002	$22,500	$43,592	$7,500	$15,000
Mineral exploration costs	13,710	-	199	-	-
Professional fees	236,655	115,756	76,469	17,911	19,734
Other operating expenses	322,649	214,212	40,550	34,776	13,134
Foreign currency loss (gain)	51,900	60,397	681	49,195	(976)

LOSS BEFORE OTHER ITEM AND
INCOME TAXES	698,916	412,865	161,491	109,382	46,892

Interest expense	86,629	43,811	30,035	15,271	11,364

LOSS BEFORE INCOME TAXES	785,545	456,676	191,526	124,653	58,256

Provision for income taxes	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	785,545	456,676	191,526	124,653	58,256

Discontinued operations	3,781,105	-	3,768,532	-	-

NET LOSS	4,566,650	456,676	3,960,058	124,653	58,256

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	151,900	-	151,900	-	-

COMPREHENSIVE LOSS	$4,718,550	$456,676	$4,111,958	$124,653	$58,256

BASIC AND DILUTED NET LOSS FROM CONTINUING
OPERATIONS PER SHARE		$(0.01)	$(0.00)	$(0.00)	$(0.00)
BASIC AND DILUTED NET LOSS FROM DISCONTINUED
OPERATIONS PER SHARE		$(0.01)	$(0.04)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		70,200,000	89,831,387	70,200,000	70,200,000

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From October 19,	Nine	Nine
	2007(start of the	Months	Months
	exploration stage)	Ended	Ended
	to July 31,	July 31,	July 31,
	2009	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(785,545)	$(456,676)	$(191,526)
Change in operating assets and liabilities:
Decrease in prepaid expenses	-	-	2,000
Increase in accounts payable and accrued liabilities,	400,448	254,693	34,801
Increase in accounts payable and accrued liabilities –related parties	64,326	37,795	34,099
Increase in accrued interest payable	84,129	41,311	30,036
Net cash used in operating activities of discontinued operations	(103,029)	-	(102,615)

Net cash used in operating activities	(339,671)	(122,877)	(193,205)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	(200,000)	-	-
Acquisition of intangibles	(22,500)	(22,500)	-

Net cash used in investing activities	(222,500)	(22,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable, net of repayments	103,300	10,200	80,200
Subscriptions received	150,400	150,400	-
Net cash provided by financing activities of discontinued operations	74,379	-	74,379

Net cash provided by financing activities	328,079	160,600	154,579

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	3,755	-	3,621

NET INCREASE (DECREASE) IN CASH	(230,337)	15,223	(35,005)

CASH, BEGINNING OF PERIOD	245,612	52	35,126

CASH, END OF PERIOD	$15,275	$15,275	$121

CASH –DISCONTINUED OPERATIONS	$-	$-	$-
CASH –CONTINUING OPERATIONS	$1,259	$1,259	$13,613

Supplemental Disclosure with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2009
(Unaudited)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Caleco Pharma Corp. (formerly Blackstone Lake Minerals Inc.) (formerly Skyflyer Inc.) (originally Triton Resources, Inc.) (the “Company”) was incorporated on May 18, 2004, under the laws of the State of Nevada and is in the business of exploring mineral properties. Effective April 19, 2006, the Company acquired 100% of the issued and outstanding shares of Skyflyer Technology GmbH (“Skyflyer Technology”), a company engaged in the development and commercialization of a one or two person, recreation flying device. On October 18, 2007, the Company acquired a 100% interest in a mineral claim (the “Blackstone Lake Property”) in Saskatchewan, Canada. The Company is focusing its resources on the development and exploration of the Blackstone Lake Property and on April 11, 2008, the Company sold its interest in Skyflyer Technology. On January 27, 2009, pursuant to a technology purchase agreement with NY Financial (International) Corp. (`NY Financial`), the Company’s wholly-owned subsidiary, Caleco Pharma Corp. (“Caleco-Sub”), acquired a proprietary technology and the intellectual property related thereto for the treatment of liver disease and other ailments, particularly resulting from viral infections such as the Hepatitis C virus infection (the “Technology”) (Note 10). The Company is considered to be an exploration stage company, as it is not in the production stage nor has it generated revenues from operations.

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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Caleco-Sub. All significant inter-company balances and transactions have been eliminated on consolidation.

Effective October 17, 2006, the Company changed its name from Triton Resources, Inc. to Skyflyer Inc. Effective January 23, 2008, the Company changed its name to Blackstone Lake Minerals Inc. Effective August 31, 2009, the Company changed its name to Caleco Pharma Corp. To effect the name change, the Company completed a merger of Caleco-Sub, with and into the company, with the Company continuing as the sole surviving entity.

These unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at July 31, 2009 and for all periods presented, have been included. Interim results for the period ended July 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2009
(Unaudited)

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

(b) Foreign currency translation

The functional currency of the Company and Caleco-Sub is the U.S. dollar. The Company’s former subsidiary, Skyflyer Technology, used the Euro as its functional currency. Accordingly, monetary assets and liabilities denominated in a foreign currency were translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities were translated at historical rates. Revenue and expense items denominated in a foreign currency were translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains and losses arising on translation of foreign currency items are included in the statement of operations.

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

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2009
(Unaudited)

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

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2009
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(h) Fair value of financial instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, accounts payable and accrued liabilities –related parties, and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

(i) Stock-based compensation

Effective February 1, 2006, the Company accounts for stock-based compensation issued to employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share- Based Payment.” which superseded Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employee.”

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and the consensus in EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”

As of July 31, 2009 and October 31, 2008, there was no stock compensation granted.

(j) Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of July 31, 2009 and 2008, there were no potentially dilutive securities outstanding.

(k) Comprehensive loss

The Company has adopted SFAS 130, “Reporting of Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive loss/and its components in financial statements. Comprehensive loss includes foreign currency translation adjustments.

(l) Exploration stage

The Company is an exploration stage company as defined in SFAS 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to exploring its mineral rights.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2009
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(m) Concentration of credit risk

Cash is the only financial instrument that potentially subjects the Company to concentration of credit risk. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

(n) Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations (revised—2007)”. SFAS No. 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations and does not expect this statement to have a material impact on its financial position and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Earlier adoption is permitted. The Company is currently reviewing the provisions of SFAS No. 161 and has not yet adopted the statement. However, as the provisions of SFAS No. 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of SFAS No. 161 will have a material impact on its consolidated operating results, financial position, or cash flows.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2009
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(n) Recent accounting pronouncements (continued)

In April 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Statements (“FAS”) 142- 3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is assessing the potential impact that the adoption of FSP FAS 142-3 may have on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that implementation of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock”. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 is not expected to have a material effect on the Company’s results of operations, financial position, and cash flows.

In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides guidance related to determining the amount of an other-than-temporary impairment (OTTI) of debt securities and prescribes the method to be used to present information about an OTTI in the financial statements. FSP 115-2 is effective for all interim and annual periods ending after June 15, 2009. The adoption of FSP 115-2 is not expected to have a material effect on the Company’s results of operations, financial position, and cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material effect on the Company’s results of operations, financial position, and cash flows.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2009
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(n) Recent accounting pronouncements (continued)

In June 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 provides guidance as to the period after the balance sheet date during which management must evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity must make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material effect on the Company’s results of operations, financial position, and cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting guidance under U.S. GAAP. The rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 is effective for periods ending after September 15, 2009. The Company does not expect SFAS No. 168 to have a material effect on its results of operations, financial position, and cash flows.

(o) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2009
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(n) Recent accounting pronouncements

4.	MINERAL PROPERTY

On October 18, 2007, the Company completed the acquisition of a mineral property (the “Blackstone Lake Property”) under the terms of a purchase agreement entered into by the Company on October 3, 2007. The Blackstone Lake Property consists of two mineral claims located in Saskatchewan, Canada. The mineral claims were in good standing until August 22, 2009 and are now in default. The Company is evaluating its options with regard to the Blackstone Lake Property and has until November 21, 2009 before the claims lapse.

Under the terms of the purchase agreement, the Company agreed to

a)	pay $200,000 (paid);

b)	pay royalties on the following basis:
	i)	3% of net smelter returns or
	ii)	15% of net smelter returns if the price of uranium exceeds $100 per pound.

In order to maintain the claims in good standing, the Company must complete a minimum amount of exploration work on the property or it may make a payment in the equivalent sum in lieu of the exploration work on the property. The fee is $11 (CAD -$12) per hectare each year. The minimum cost of compliance is $103,996 (CAD -$112,053) due by August 22, 2009 and for each year thereafter. The Company may only make a payment in the equivalent sum in lieu of exploration work for three consecutive years beginning with August 22, 2009.

5.	INTANGIBLES

	July 31,	October 31,
	2009	2008

Patents (Note 10)	$86,000	$-
Intellectual property (Note 10)	611,331	-
	697,331	-
Accumulated amortization	-	-

Net book value	$697,331	$-

During the period ended July 31, 2009, the Company did not amortize $86,000 and $611,311 of its patents and intellectual property as the patents have not yet been awarded and/or they have not begun to generate revenues and the intellectual property has an indefinite life. Capitalized amounts relate to purchase costs and legal, consulting and advisory costs incurred in registration of the patents and intellectual property.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2009
(Unaudited)

6.	LOANS PAYABLE - CURRENT

During the nine months ended July 31, 2009, a loan was granted from a third party company totaling $7,500. The loan is non-interest bearing and is due on demand.

During the nine months ended July 31, 2009, a loan was granted from a third party company totaling $7,500. The loan is non-interest bearing and is due on demand.

During the nine months ended July 31, 2009, a loan was granted from a third party company for $1,200. The loan bears interest at 10% per annum and is due on demand. Interest expense included in the statement of operations for the nine and three months ended July 31, 2009 totaled $31 and $31, respectively.

During the nine months ended July 31, 2009, a loan was granted from NY Financial totaling $77,500 of which $6,000 was repaid in the same period. The loan bears interest at 10% per annum, compounded monthly, beginning January 31, 2009 and is due on demand (Note 10). Interest expense included in the statement of operations for the nine and three months ended July 31, 2009 totaled $3,620 and $1,762, respectively.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $47,000. The loans bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the nine months ended July 31, 2009 and 2008 totaled $4,157 and $1,323, respectively. Interest expense included in the statement of operations for the three months ended July 31, 2009 and 2008 totaled $1,300 and $963, respectively.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $28,000. The loans bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the nine months ended July 31, 2009 and 2008 totaled $2,601 and $912, respectively. Interest expense included in the statement of operations for the three months ended July 31, 2009 and 2008 totaled $776 and $564, respectively.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $18,100. The loans bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the nine months ended July 31, 2009 and 2008 totaled $1,367 and $63, respectively. Interest expense included in the statement of operations for the three months ended July 31, 2009 and 2008 totaled $469 and $63, respectively.

During the year ended October 31, 2007, several loans were granted from a third party company totaling $290,000. Loans totaling $280,000 bear interest at 8% per annum, are compounded annually, and were due April 30, 2009. The loans have been verbally extended with the same terms and are due on demand. A loan of $10,000 was non-interest bearing and had no specific terms of repayment. On October 1, 2007, the Company agreed to begin paying interest on this loan at 8% per annum and agreed to repay the loan on demand. Interest expense included in the statement of operations for the nine months ended July 31, 2009 and 2008 totaled $18,741 and $17,368, respectively. Interest expense included in the statement of operations for the three months ended July 31, 2009 and 2008 totaled $6,315 and $5,832, respectively.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2009
(Unaudited)

6.	LOANS PAYABLE – CURRENT (continued)

During the year ended October 31, 2006, two loans were granted from a third party company for $50,000 and $100,000. The loans bear interest at 8% per annum, are compounded annually, and were due May 16, 2008 and June 19, 2008 respectively. On each of the loan’s due dates, the loans were verbally extended with the same terms and are due on demand. During the nine months ended July 31, 2009, $2,500 of accrued interest was paid. Interest expense included in the statement of operations for the nine months ended July 31, 2009 and 2008 totaled $13,294 and $10,369, respectively. Interest expense included in the statement of operations for the three months ended July 31, 2009 and 2008 totaled $4,618 and $3,942, respectively.

7.	RELATED PARTY TRANSACTIONS

At July 31, 2009 and October 31, 2008, included in accounts payable and accrued liabilities –related parties is $20,758 owed to a former director and officer of the Company for management fees and reimbursement of expenses. Management fees paid to the former director and officer of the Company for the nine and three months ended July 31, 2008 totaled $20,000 and $12,000, respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

At July 31, 2009 and October 31, 2008, included in accounts payable and accrued liabilities –related parties is Euro 5,000 (US $7,029) and Euro 5,000 (US $6,526), respectively, owed to a company owned by a former officer and director of the Company for management fees. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Management fees paid to a company owned by a former director and officer of the Company for the nine and three months ended July 31, 2008 totaled Euro 10,000 (US $14,592) and Euro 0 (US $0), respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

At July 31, 2009 and October 31, 2008, included in accounts payable and accrued liabilities –related parties is $41,895 and $4,602, respectively, owed to officers and/or directors of the Company for management fees and reimbursement of expenses. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Management fees paid to an officer and director of the Company for the nine months ended July 31, 2009 and 2008 totaled $22,500 and $9,000. Management fees paid to an officer and director of the Company for the three months ended July 31, 2009 and 2008 totaled $7,500 and $3,000 respectively.

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

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2009
(Unaudited)

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

On January 27, 2009, pursuant to a technology purchase agreement, Caleco-Sub acquired a proprietary technology and the intellectual property related thereto for the treatment of liver disease and other ailments, particularly resulting from viral infections such as the Hepatitis C virus infection (the “Technology”) from NY Financial.

As consideration for the Technology, the Company and Caleco-Sub agreed to:

(1) pay $22,500 to NY Financial; and

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

Caleco-Sub has also agreed to reimburse the documented costs related to the Technology totaling Euro 503,700 (US $708,140) and $66,000.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2009
(Unaudited)

11.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from
	October 19, 2007	Nine	Nine
	(start of the	Months	Months
	exploration stage)	Ended	Ended
	to July 31,	July 31,	July 31,
	2009	2009	2008

Cash paid for:
Interest	$2,740	$-	$5
Income taxes	$-	$-	$-

Non-cash Transaction

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the period ended July 31, 2009, $597,331 in intangible costs was included in accounts payable and accrued liabilities.

During the period ended July 31, 2009, $77,500 in intangible costs was included in proceeds from loans payable, net of repayments.

12.	SUBSEQUENT EVENTS

Effective August 31, 2009, the Company changed its name to Caleco Pharma Corp. To effect the name change, the Company completed a merger of Caleco-Sub, with and into the company, with the Company continuing as the sole surviving entity. As a result of the Name Change, the Company`s OTC Bulletin Board symbol changed from “BLLK” to "CAEH" as of August 31, 2009.

On August 31, 2009, the Board of Directors approved a private placement offering of up to 1,500,000 shares of the Company’s common stock at a price of $0.10 per share to “accredited investors” as such term is defined under Regulation D of the Securities Act. The Board of Directors also approved a foreign private placement offering of up to 16,000,000 shares of the Company’s common stock at a price of $0.10 per share to persons who are not “US Persons” as defined in Regulation S of the Securities Act of 1933.

On September 1, 2009, the Company entered into a letter of intent (the “Letter of Intent”) with Puleva Biotech S.A. (“Biotech”), a publicly listed Spanish Corporation engaged in the business of research, development and commercialization of health related products. The Letter of Intent sets out the terms of the proposed license agreement whereby the Company has agreed to acquire an exclusive license to market and exploit Biotech’s patented probiotic bacteria product known as Hereditum in the United States, Canada and Mexico. Under the terms of the proposed license agreement, the Company will be required to do the following:

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2009
(Unaudited)

12.	SUBSEQUENT EVENTS (continued)

(a)

pay 1,000,000 Euros (US $1,405,877) (the “Cash Purchase Price”) to Biotech on the later of 120 days from execution of the proposed license agreement or five business days following delivery to the Company of a Generally Recognized as Safe authorization from the U.S. Food and Drug Administration,

	(b)	pay a royalty of 5% of the Company’s gross sales of Hereditum to Biotech;

(c)

conduct a clinical trial, at the Company’s expense, on the effectiveness of Hereditum in preventing Mastitis. If the clinical trial fails to establish a substantial difference between Hereditum and a placebo, the Company may terminate the proposed license agreement and be entitled to a payment of 1,000,000 Euros (US $1,405,877) from Biotech;

(d)

achieve sales of Hereditum at reasonable commercial levels within three years following payment of the Cash Purchase Price. If the Company is unable to obtain sales at reasonable commercial levels, the license will become a non-exclusive license and Biotech may grant other licenses within the United States, Canada and Mexico; and

(e)

achieve gross revenues of $40,000,000 from the sale of Hereditum within five years following payment of the Cash Purchase Price. If the Company is unable to achieve these revenues, Biotech will have the right to terminate the proposed license agreement.

Under the proposed license agreement, subject to the approval of Biotech, the Company will have the right to sub-license Hereditum in the United States, Canada and Mexico. The Company will also have the right to assign its entire interest in the proposed license agreement subject to the following:

(a)

if the assignment is for a combination of a cash payment and royalties, the Company will be entitled to retain the cash payment and 50% of the royalty. If the royalty is less than 5%, Biotech will be entitled to a minimum royalty of 2.5% and the Company will be entitled to the balance of the royalty; and

	(b)	if the assignment is for cash consideration only, the Company will be entitled to retain 70% of the cash payment and Biotech will be entitled to 30% of the cash payment.

The terms of the Letter of Intent are non-binding and will expire unless a formal agreement is entered into by October 30, 2009.

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

Our business plan is to develop our proprietary technology designed to treat moderate to severe liver maladies, such as elevated liver enzymes and the Hepatitis C viral infection, (the “Liver Health Formula”) as an over-the-counter medication and as a United States Food and Drug Administration (“FDA”) approved pharmaceutical. To date, our intellectual property covering the Liver Health Formula comprises of patent applications in the United States, Europe and Canada and four European Drug Master File applications.

We have also entered into a letter of intent (the “Letter of Intent”) with Puleva Biotech S.A. (“Biotech”), a publicly listed Spanish Corporation engaged in the business of research, development and commercialization of health related products. The Letter of Intent sets out the terms of the proposed license agreement whereby we agreed to acquire an exclusive license to market and exploit Biotech’s patented probiotic bacteria product known as Hereditum in the United States, Canada and Mexico. The details of the Letter of Intent are set out below under the heading “Letter of Intent with Biotech”.

We are also engaged in the exploration and development of a mineral property that we call the Blackstone Lake Property located in north-central Saskatchewan, Canada. On August 22, 2009, we were required to spend $115,200 CDN (approximately $106,800) on exploration activities in order to maintain the Blackstone Lake Property in good standing. Due to our limited financial resources, we were unable to carry out our exploration program on the Blackstone Lake Property. As a result, we have ninety days from August 22, 2009 to make a non-refundable cash payment or lodge a deficiency cash deposit in the amount of $115,200 CDN (approximately $106,800). If we are unable to make the payment or lodge the deposit, our interest in the Blackstone Lake Property will lapse on November 20, 2009.

RECENT CORPORATE DEVELOPMENTS

1.

Effective August 31, 2009, we changed our name from Blackstone Lake Minerals Inc. to Caleco Pharma Corp. (the “Name Change”). To effect the Name Change, we completed a merger of Caleco Pharma Corp., our wholly owned subsidiary, with and into the Company, with the Company continuing as the sole surviving entity. Other than the Name Change, no other changes were made to our articles of incorporation. Pursuant to 92A.180 of the Nevada Revised Statutes, shareholder approval for the merger was not required.

2.	As a result of the Name Change, our OTC Bulletin Board symbol changed from “BLLK” to "CAEH" as of August 31, 2009.

3.

Also on August 31, 2009, our Board of Directors approved a private placement offering of up to 1,500,000 shares of our common stock at a price of $0.10 US per share to “accredited investors” as such term is defined under Regulation D of the Securities Act (the "U.S. Private Placement"). We also approved a foreign private placement of up to 16,000,000 shares of our common stock at a price of $0.10 US per share to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933 (the "Foreign Private Placement"). The proceeds of the U.S. Private Placement and the Foreign Private Placement offerings will be used for general corporate purposes and to retire corporate indebtedness. There is no assurance that the U.S. Private Placement or the Foreign Private Placement offerings or any part of them will be completed.

4.	On September 1, 2009, we entered into a Letter of Intent with Biotech. See “Letter of Intent with Biotech” below.

LIVER HEALTH FORMULA

We acquired the Liver Health Formula pursuant to the terms and conditions of a technology purchase agreement dated December 19, 2008 (the “Technology Purchase Agreement”) among NY Financial (International) Corp. (“NY Financial”), the Company, Caleco Pharma Corp., formerly our wholly owned subsidiary, and John Boschert, our sole executive officer and a director. Under the terms of the Technology Purchase Agreement, NY Financial assigned and transferred the Liver Health Formula to us in consideration of the following:

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

Following closing, we agreed to reimburse the documented costs related to the recording of the patent applications and the filing of the European Drug Master File applications, which amount is not to exceed 590,000 EUR. In addition, the parties also agreed that:

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

LETTER OF INTENT WITH BIOTECH

On September 1, 2009, we entered into the Letter of Intent with Biotech. The Letter of Intent sets out the proposed terms of the license agreement whereby we have agreed to acquire an exclusive license to market and exploit Biotech’s patented probiotic bacteria product known as Hereditum in the United States, Canada and Mexico. Under the terms of the proposed license agreement, we will be required to do the following:

(a)	pay 1,000,000 Euros (the “Cash Purchase Price”) to Biotech on the later of 120 days from execution of the proposed license agreement or five business days following delivery to us of a

Generally Recognized as Safe (“GRAS”) authorization from the U.S. Food and Drug Administration (the “FDA”);

(b)	pay a royalty of 5% of our gross sales of Hereditum to Biotech;

(c)

conduct a clinical trial, at our expense, on the effectiveness of Hereditum in preventing Mastitis. If the clinical trial fails to establish a substantial difference between Hereditum and a placebo, we may terminate the proposed license agreement and be entitled to a payment of 1,000,000 Euros from Biotech;

(d)

achieve sales of Hereditum at reasonable commercial levels within three years following payment of the Cash Purchase Price. If we are unable to obtain sales at reasonable commercial levels, the license will become a non-exclusive license and Biotech may grant other licenses within the United States, Canada and Mexico; and

(e)

achieve gross revenues of $40,000,000 from the sale of Hereditum within five years following payment of the Cash Purchase Price. If we are unable to achieve these revenues, Biotech will have the right to terminate the proposed license agreement.

Under the proposed license agreement, subject to the approval of Biotech, we will have the right to sub-license Hereditum in the United States, Canada and Mexico. We will also have the right to assign our entire interest in the proposed license agreement subject to the following:

(a)

if the assignment is for a combination of a cash payment and royalties, we will be entitled to retain the cash payment and 50% of the royalty. If the royalty is less than 5%, Biotech will be entitled to a minimum royalty of 2.5% and we will be entitled to the balance of the royalty; and

(b)	if the assignment is for cash consideration only, we will be entitled to retain 70% of the cash payment and Biotech will be entitled to 30% of the cash payment.

The terms of the Letter of Intent are non-binding and will expire unless a formal agreement is entered into by October 30, 2009. The above is subject to the conclusion of a formal agreement. There is no assurance that a formal agreement will be concluded or that the terms will not change from those described above.

Hereditum

Hereditum is a product developed by Biotech for the treatment of Mastitis. Mastitis is an infection of the tissue of the breast that occurs during breastfeeding. This infection causes pain, swelling, redness and increased temperature of the breast. In treating Mastitis, Hereditum utilizes two probiotic bacteria strains derived from human milk, Lactobacillus gasseri and Lactobacillus fermentum, to help prevent and reduce the infection. These probiotics have been isolated from human breast milk. Biotech has patented Hereditum in the United States and Canada.

PLAN OF OPERATION

We currently do not have sufficient capital resources to meet all of the anticipated costs of our plan of operation for the next twelve months. Our ability to complete our plan of operation is subject to our obtaining substantial financing. In addition, we will require substantial financing in order to meet our obligations under the proposed license agreement with Biotech. In order to meet our anticipated expenditures for our plan of operation, our Board of Directors approved the U.S. Private Placement of up to 1,500,000 shares at a price of $0.10 per share and the Foreign Private Placement of up to 16,000,000 shares at a price of $0.10 per share. There is no assurance that the U.S. Private Placement or the Foreign Private Placement or any part of them will be completed.

Over-the-Counter and Pharmaceutical Business

Subject to our ability to obtaining financing, we plan to simultaneously develop our Liver Health Formula along two distinct pathways: (i) as an over-the-counter medication; and (ii) as a FDA approved pharmaceutical. There is no assurance that we will be able to develop, market and manufacture our Liver Health Formula as an over-the-counter medication or that we will be able to obtain FDA approval of our Liver Health Formula as a pharmaceutical.

Development as an Over-the-Counter Medication

We initially plan to conduct a clinical trial of our Liver Health Formula, which is derived from our naturally sourced HP-201 proprietary compound. This initial clinical trial will assist us in determining the effectiveness of our Liver Health Formula in treating moderate to severe liver maladies, such as elevated liver enzymes and Hepatitis C viral infection. We anticipate that the clinical trial will be a two site, double blind study consisting of forty to fifty patients per site. This clinical trial is expected to occur in the fourth quarter of 2009 at an estimated cost of $350,000 to $450,000. Our ability to conduct the clinical trial is subject to our obtaining substantial financing, of which there is no assurance.

If the results of the clinical trial indicate that our Liver Health Formula is effective in treating moderate to severe liver maladies, of which there is no assurance, we intend to commence the development, marketing and manufacturing of our Liver Health Formula as an over-the-counter medication. We estimate that the initial development, marketing and manufacturing of our Liver Health Formula as an over-the-counter medication will cost approximately $800,000 to $1,200,000.

Development as a FDA approved Pharmaceutical

We plan to use the results from the above clinical trial as our foundation for the development of our Liver Health Formula as a pharmaceutical. Subject to our ability to obtaining substantial financing, we plan to conduct additional testing and research in developing a pharmaceutical strength synthetic molecule based on our Liver Health Formula. This additional testing and research will assist us in applying for a New Drug Application (“NDA”) with the FDA. There are no assurances that we will be able to apply for a NDA or that a NDA will be granted to us.

In addition to the clinical trial, we also intend to conduct additional testing and development of our Liver Health Formula over the next twelve months. This additional research is estimated to cost between $250,000 to $350,000. We anticipate that this research will assist us in the development of our over-the-counter medication pathway.

Blackstone Lake Property Activities

Subject to our ability to maintain the Blackstone Lake Property in good standing and obtaining additional financing, over the next twelve months, we intend to proceed with an exploration program on the Blackstone Lake Property that is expected to involve:

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

RESULTS OF OPERATIONS

Nine Months and Third Quarter Summary

	Nine Months Ended July 31,				Three Months Ended July 31,
			Percentage				Percentage
			Increase /				Increase /
	2009	2008	(Decrease)		2009	2008	(Decrease)
Revenue	$-	$-	n/a		$-	$-	n/a
Expenses	(412,865)	(161,491)	155.7%		(109,382)	(46,892)	133.3%
Interest Expense	(43,811)	(30,035)	45.9%		(15,271)	(11,364)	34.4%
Discontinued Operations	-	(3,768,532)	(100)%		-	-	n/a
Net (Loss)	$(456,676)	$(3,960,058)	(88.5%	)	$(124,653)	$(58,256)	114.0%

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

Expenses
	Nine Months Ended July 31,			Three Months Ended July 31,
			Percentage			Percentage
			Increase /			Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Management fees	$22,500	$43,592	(48.4)%	$7,500	$15,000	(50.0)%
Mineral exploration costs	-	199	(100)%	-	-	n/a
Professional fees	115,756	76,469	51.4%	17,911	19,734	(9.2)%
Other operating expenses	214,212	40,550	428.3%	34,776	13,134	164.8%
Foreign currency loss (gain)	60,397	681	8,768.9%	49,195	(976)	5,140.5%
Total Expenses	$412,865	$161,491	155.7%	$109,382	$46,892	133.3%

Our expenses increased from $46,892, during the quarter ended July 31, 2008, to $109,382, during the quarter ended July 31, 2009. The increase in our expenses is primarily attributable to an increase in other operating expenses and foreign currency loss expenses.

Management fees include amounts paid as compensation to our officers and directors. During the quarter ended July 31, 2009, we incurred management fees of $2,500 per month to our sole executive officer.

Professional fees consist of consulting, legal and accounting fees incurred in connection with meeting our reporting obligations under the Exchange Act.

The increase in foreign currency loss primarily relates to unfavorable exchange rates in connection with our outstanding accounts payable.

If we are able to obtain sufficient financing to undertake our proposed business plan for our over-the-counter and pharmaceutical business, of which there is a substantial doubt, our expenses are anticipated to increase significantly.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At July 31, 2009	At October 31, 2008	Increase / (Decrease)
Current Assets	$15,275	$52	29,275.0%
Current Liabilities	(1,873,560)	(854,730)	119.2%
Working Capital Deficit	$(1,858,285)	$(854,678)	117.4%

Cash Flows
	Nine Months Ended July 31,
	2009	2008
Cash Flows used in (provided by) Operating Activities	$122,877	$(193,205)
Cash Flows used in Investing Activities	(22,500)	-
Cash Flows from Financing Activities	160,600	154,579
Effect of Foreign Currency Translations	-	3,621
Net Decrease in Cash During Period	$15,223	$(35,005)

The significant increase in our working capital deficit at July 31, 2009 from October 31, 2008 is primarily a result of: (i) an increase in our accounts payable due to our lack of capital to meet our ongoing expenditures; and (ii) an increase in our accounts payable in connection with our acquisition of the Liver Health Formula.

During the nine months ended July 31, 2009, we recorded subscriptions received of $150,400 as we have not yet issued the securities.

Future Financings

As at July 31, 2009, we had cash on hand of $15,275. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term.

Our Board of Directors approved a U.S. Private Placement of up to 1,500,000 shares at a price of $0.10 per share and a concurrent Foreign Private Placement of up to 16,000,000 shares at a price of $0.10 per share. However, there is no assurance that the U.S. Private Placement and the Foreign Private Placement or any part of them will be completed. If we are not successful in raising sufficient financing, we will not be able to complete our plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

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

Our significant accounting policies are described in Note 3 to our consolidated financial statements for the period ended July 31, 2009 included in this Quarterly Report on Form 10-Q.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.             CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for our year ended October 31, 2008 (the “2008 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2008 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Board of Directors approved a U.S. Private Placement of up to 1,500,000 shares at a price of $0.10 per share and a concurrent Foreign Private Placement of up to 16,000,000 shares at a price of $0.10 per share. However, there is no assurance that the U.S. Private Placement and the Foreign Private Placement or any part of them will be completed. If we are not successful in raising sufficient financing, we will not be able to complete our plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

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

The development of our technology as an over-the-counter medication and a FDA approved pharmaceutical will require significant financing and additional research and development as well as substantial clinical trials. We believe that the United States, Europe and Canada will be the principal markets for our technology, as will any country in the world where the need for the treatment of liver diseases, including the Hepatitis C virus, exists. We may not be able to successfully complete development of our technology, or successfully market our technology. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technology. Our research and development programs may not be successful. Our technology may not prove to be safe and efficacious in clinical trials, and we may not obtain the intended regulatory approvals for our technology. Whether or not any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying development and we may not be able to raise capital to finance our operation during the period required for resolution of that issue.

We may lose our competitiveness if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation may be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our proprietary technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. The measures we have implemented to protect our proprietary technology and other intellectual property rights are currently based upon patent applications filed in the United States, Europe and Canada and European Drug Master File applications. This, however, may not be adequate to prevent the unauthorized use of our proprietary technology and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company's resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our technology.

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

We will need to obtain the approval of the FDA before we commence commercialization of our technology as a pharmaceutical in the United States. We may also be required to obtain additional approvals from foreign regulatory authorities to apply for any sales activities we may carry out in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our technology, the FDA or other regulatory authorities could delay or withhold regulatory approval of our technology.

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

We may not be able to finalize a formal license agreement with Puleva Biotech S.A.

On September 1, 2009, we entered into a Letter of Intent with Puleva Biotech S.A. (“Biotech”) whereby we agreed to acquire an exclusive license to market and exploit Biotech’s patented probiotic bacteria product known as Hereditum in the United States, Canada and Mexico. However, there is no assurance that the proposed license agreement will be formalized as planned or at all. In the event that we are able to formalize the proposed license agreement, of which there is no assurance, we will be required to raise substantial financing in order to satisfy the terms of the license agreement.

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

In order to maintain our rights to the Blackstone Lake Property in the Province of Saskatchewan, we were required to spend approximately $115,200 CDN ($96,480 US) by August 22, 2009 on exploration activities. We were unable to meet the payments on the Blackstone Lake Property due to our inability to raise sufficient financing to carry out our exploration program. As a result, we have ninety days from August 22, 2009 to make a non-refundable cash payment or lodge a deficiency cash deposit in the amount of $115,200 CDN (approximately $106,800). If we are unable to make the payment or lodge the deposit, our interest in the Blackstone Lake Property will lapse on November 20, 2009.

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

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger dated July 24, 2009 between the Company (as parent surviving company) and Caleco Pharma Corp. (as subsidiary merging entity).(20)
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change – 13-for-1 Stock Split effective September 30, 2005.(7)
3.3	Certificate of Amendment to Articles – Name Change from Triton Resources, Inc. to Skyflyer Inc. effective October 17, 2006.(7)
3.4	Certificate of Amendment to Articles of Incorporation – Name Change from Skyflyer Inc. to Blackstone Lake Minerals Inc. effective January 23, 2008.(10)
3.5	Certificate of Merger.(20)
3.6	Articles of Merger between the Company (as surviving entity) and Caleco Pharma Corp. (as merging entity), with surviving entity changing its name to Caleco Pharma Corp.(20)
3.7	Bylaws.(1)
10.1	Share Purchase Agreement among the Company, Inventa Holding GmbH, Skyflyer Technology GmbH and Perry Augustson, dated for reference the 31st day of March, 2006.(3)
10.2	Agreement and Deed of Transfer between Inventa Holding GmbH and the Company dated for reference as of the 19th day of April, 2006.(4)
10.3	Patent Transfer Agreement between Dieter Wagels and Skyflyer Technology GmbH, dated effective as of April 17, 2006.(4)
10.4	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 8, 2006.(5)
10.5	Employment contract between Skyflyer Technology GmbH and Dr. Manfred Sappok, dated for reference as of June 1, 2005 (translated from German to English).(6)
10.6	Employment contract between Skyflyer Technology GmbH and Dieter Wagels, dated for reference as of January 1, 2006 (translated from German to English).(6)
10.7	Purchase Agreement dated October 3, 2007 between American Yellowcake Resources Inc. and Skyflyer Inc.(8)
10.8	Loan Agreement dated October 17, 2007 between the Company and Black Pointe Holdings Inc.(9)
10.9	Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated July 30, 2007 (translated from German to English).(12)
10.10	Second Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated December 31, 2007 (translated from German to English).(12)

Exhibit
Number	Description of Exhibits

10.11	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated November 28, 2007 (translated from German to English).(12)
10.12	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 6, 2007 (translated from German to English).(12)
10.13	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 7, 2007 (translated from German to English).(12)
10.14	Management Consultant Agreement dated March 1, 2008 between the Company and Dr. Rudolf Mauer.(11)
10.15	Share Exchange Agreement dated for reference as of March 31, 2008 among Blackstone Lake Minerals Inc., Inventa Holding GmbH and Skyflyer Technology GmbH.(13)
10.16	Management Consultant Agreement dated October 1, 2008 between the Company and John Boschert.(14)
10.17	Technology Purchase Agreement dated October 16, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(15)
10.18

Amendment Agreement to Technology Purchase Agreement dated October 16, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(16)

10.19	Technology Purchase Agreement dated December 19, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(17)
10.20	Promissory Note between Caleco Pharma Corp. (our former wholly owned subsidiary) and NY Financial (International) Inc.(18)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 26, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on December 15, 2006.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2007.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on September 19, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on October 11, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on October 23, 2007.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on January 25, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on March 13, 2008.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on March 21, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on April 8, 2008.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on October 7, 2008.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 2, 2008.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 29, 2008.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 27, 2009.
(19)	Filed as an exhibit to our Annual Report on Form 10-K filed on February 13, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on September 4, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALECO PHARMA CORP.

Date:	September 21, 2009	By:
/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer,
President, Secretary & Treasurer
(Principal Executive Officer
and Principal Accounting Officer)