Form 10-K
period 2009-10-31
CALECO PHARMA CORP.
filed 2010-02-09
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to  _____

COMMISSION FILE NUMBER 000-51261

CALECO PHARMA CORP.
(Exact name of registrant as specified in its charter)

NEVADA	20-1147435
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Suite 410-103 East Holly St., National Bank Bldg.
Bellingham, WA	98225
(Address of principal executive offices)	(Zip Code)

(360) 306-1133
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on it’s corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,404,000 as of April 30, 2009, based on the average closing bid of $0.03 and the closing ask of $0.06 as quoted on the OTC Bulletin Board on that day.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 8, 2010, the Registrant had 87,454,674 shares of common stock outstanding.

CALECO PHARMA CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2009
TABLE OF CONTENTS

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

As used in this Annual Report, the terms “we,” “us,” “our,” “Caleco,” and the “Company” mean Caleco Pharma Corp. unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.	BUSINESS.

CORPORATE OVERVIEW

We were incorporated on May 18, 2004 under the laws of the State of Nevada.

We are a company engaged in the acquisition and development of over-the-counter medication and Food and Drug Administration (“FDA”) approved pharmaceuticals. We currently own a proprietary technology designed to benefit people suffering from moderate to severe liver maladies, such as elevated liver enzymes and Hepatitis C viral infection, by lowering liver enzymes and reducing viral loads (the “Liver Health Formula”). We have developed or are in the process of developing food supplements, hair and dermatological products, energy drinks and chewing gum that derive their formulations from our Liver Health Formula. These products are being developed to provide enhancement to an individual's immune system. The details of our Liver Health Formula and our products are set out below under the heading “Principal Products."

We previously were engaged in the exploration and development of mineral properties. On November 22, 2009, we decided to allow our interest in the Blackstone Lake Property to lapse as we changed the focus of our business to that of a company engaged in the acquisition and development of over-the-counter medication and pharmaceutical products.

RECENT CORPORATE DEVELOPMENTS

Since the filing of our Quarterly Report on Form 10-Q for the quarter ended July 31, 2009, we experienced the following corporate developments:

1.

On August 31, 2009, we changed our name from “Blackstone Lake Minerals Inc.” to “Caleco Pharma Corp.” to reflect our new business focus. As a result of the name change, our OTC Bulletin Board symbol changed from “BLLK” to "CAEH".

2.

Also on August 31, 2009, our Board of Directors approved a $1.6 million foreign private placement offering at $0.10 per share of our common stock (the “Foreign Private Placement”) to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933 (the “Securities Act”). To date, we have completed $1,563,468 of the Foreign Private Placement as follows:

	(a)	On September 21, 2009, we issued 11,053,744 shares for cash proceeds of $593,651 and to settle outstanding indebtedness of $511,724;

	(b)	On October 5, 2009, we issued 710,000 shares for cash proceeds of $71,000;

(c)	On November 10, 2009, we issued 1,288,630 shares for cash proceeds of $128,863;

(d)	On December 22, 2009, we issued 1,245,000 shares for cash proceeds of $124,500;

(e)	On January 15, 2010, we issued 337,300 shares for cash proceeds of $33,730; and

(f)	On January 19, 2010, we issued 1,000,000 shares for cash proceeds of $100,000.

There are no assurances that the remainder of the Foreign Private Placement offering will be completed. The above does not constitute an offer to sell or a solicitation of an offer to buy any of the Company’s securities in the United States. The securities have not been registered under the Act and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

3.

Also on August 31, 2009, our Board of Directors approved a $150,000 U.S. private placement offering, which was subsequently increased to $165,000 on January 15, 2010, at $0.10 per share of our common stock (the “U.S. Private Placement”) to accredited investors pursuant to the provisions of Rule 506 of Regulation D of the Securities Act. To date, we have completed $156,000 of the U.S. Private Placement as follows:

	(a)	On October 5, 2009, we issued 1,050,000 shares for cash proceeds of $75,000 and to settle outstanding indebtedness of $30,000;

	(b)	On November 10, 2009, we issued 50,000 shares for cash proceeds of $5,000; and

	(c)	On January 15, 2010, we issued 460,000 shares for cash proceeds of $20,000 and to settle outstanding indebtedness of $26,000.

There are no assurances that the remainder of the U.S. Private Placement offering will be completed. The above does not constitute an offer to sell or a solicitation of an offer to buy any of the Company’s securities in the United States. The securities have not been registered under the Act and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

4.

On September 1, 2009, we entered into a letter of intent with Puleva Biotech S.A. (“Biotech”). The letter of intent set out the proposed terms of a license agreement to be entered into between the parties whereby we were to acquire an exclusive license to market and exploit Biotech’s patented probiotic bacteria product known as Hereditum in the United States, Canada and Mexico. The terms of the letter of intent were non-binding and were to expire unless a formal agreement was entered into by October 30, 2009. We were unable to formalize a final license agreement before the expiry date of the letter of intent.

5.

On October 5, 2009, we engaged Cosmetic Project Management, a Spanish corporation engaged in the business of the formulation, development and commercialization of cosmetic products, to assist us in formulating, developing and commercializing our natural hair and skin care products. The details of the engagement of Cosmetic Project Management are set out below under the heading "Principal Products –Engagement of Cosmetic Project Management."

6.

On October 6, 2009, we engaged Evergreen Marketing, Inc. ("Evergreen") to provide us with investor relations services. The investor relations services to be provided by Evergreen includes e-mail database distribution and at least two taped Green Baron CEO webcasts to be made available on www.thegreenbaron.com and its affiliated site, www.strictlystocks.com. Under the terms of the agreement, we paid Evergreen $10,000 and issued 60,000 shares of our common stock. The shares were issued pursuant to the provisions of Rule 506 of Regulation D of the Securities Act. Evergreen provided representations and warranties that it is an “accredited investor” as defined under Rule 501 promulgated under the Securities Act.

7.

On October 27, 2009, we entered into a consulting agreement with Professor Harry H.S. Fong, the inventor of our proprietary technology. The consulting agreement provides that Professor Fong will advise us on all matters on the development and commercialization of our proprietary technology. Professor Fong has agreed to commit 20 hours per year to us in providing the services. In consideration of the services, we have agreed to pay Professor Fong a consulting fee of $1,000 per month. In addition, we have agreed to pay Professor Fong $600 per hour for any additional services provided by Professor Fong. The term of the consulting agreement is for a period of one year and automatically renews for an additional year unless a notice of termination is provided by either party.

8.

On November 1, 2009, we entered into a European Marketing License Agreement with Caleco Pharma Europe S.L. The details of the European Marketing License Agreement are set out below under the heading “Principal Products –Grant of European License to Caleco Pharma Europe S.L.”

9.

On December 17, 2009, we entered into a consulting agreement with Peter Kitzinski from Germany whereby Mr. Kitzinski agreed to provide investor relations and consulting services to us. The investor relations and consulting services to be provided by Mr. Kitzinski include the development, implementation and maintenance of an ongoing program to increase the investment community’s awareness of our activities and to stimulate the investment community’s interest in our stock in Europe. In consideration of the services, we have agreed to pay Mr. Kitzinski a consulting fee of $5,000 per month. The term of the consulting agreement extends until the close of business on April 30, 2010 and will continue for a period of six months unless terminated. We may terminate the consulting agreement at any time without notice, while Mr. Kitzinski may terminate the consulting agreement by providing us with 30 days advance written notice.

PRINCIPAL PRODUCTS

We acquired the Liver Health Formula pursuant to the terms and conditions of a technology purchase agreement dated December 19, 2008 (the “Technology Purchase Agreement”) among NY Financial (International) Corp. (“NY Financial”), the Company, Caleco Pharma Corp., formerly our wholly owned subsidiary, and John Boschert, our sole executive officer and a director. Under the terms of the Technology Purchase Agreement, NY Financial assigned and transferred the Liver Health Formula to us in consideration of which we:

(a)	paid $22,500 in cash to NY Financial; and

(b)

issued a non-interest bearing promissory note in the amount of $77,500 to NY Financial. On January 31, 2009, we became in default of the promissory note as we were unable to pay the $77,500. As a result, the unpaid portion of the promissory note bears interest at a rate of ten per cent (10%) per annum. As at October 31, 2009, we have repaid $74,159, with a balance of $3,393 remaining.

As further consideration, Mr. Boschert transferred 32,000,000 shares of our common stock held by him to NY Financial, which resulted in a change in control. We also appointed F. Javier Benedi Garcia, the sole director of NY Financial, to our Board of Directors.

Following closing, we agreed to reimburse the documented costs related to the recording of the patent applications and the filing of the European Drug Master File applications, which amount is not to exceed 590,000 EUR (approximately $873,427). Subsequent to the entry into the Technology Purchase agreement, we determined that the reimbursable expenses amounted to 432,000 Euros (approximately $639,526) and $66,000. As at October 31, 2009, of the 432,000 EUR to be reimbursed, we have paid 121,083 EUR (approximately $179,175) and issued promissory notes of 112,000 EUR (approximately $165,803). Of the $66,000 to be reimbursed, we have settled the $30,000 indebtedness through the issuance of our common stock. In addition, the parties also agreed that:

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

Our Liver Health Formula is designed to benefit people suffering from moderate to severe liver maladies, such as elevated liver enzymes and Hepatitis C viral infection, by lowering liver enzymes and reducing viral loads (which are a measure of the severity of a viral infection). To date, we have filed patent applications in the United States, Canada and Europe and obtained four European Drug Master File applications which will allow us to market our Liver Health Formula in Europe, while protecting the confidential material of our intellectual property. Our ability to further develop, market and manufacture our Liver Health Formula as an over-the-counter product or an FDA approved pharmaceutical is subject to our obtaining substantial financing, of which there is no assurance.

Using the formulations of our Liver Health Formula, we have developed or are in the process of developing food supplements, hair and dermatological products, energy drinks and chewing gum. These products are being designed to provide enhancement to an individual's immune system. A description of the products are set out below.

Product Group	Name of Products	Description of Products
Food Supplements	Lamiridosin	A dietary supplement that we are in the process of developing and designed to enhance an individual's immune system.
Natural Hair Care Products	Lamiri Shampoo, LamiriHair Conditioner and Lamiri Hair Tonic	Hair care products that promote healthy scalp and hair.
Natural Skin Care Products	LamiriGel and LamiriCreme	Skincare products that promote healthy skin.
Energy Drinks	KTKin	An energy drink designed to enhance an individual's immune system.
Chewing Gum	KTK Chewing Gum and KTKids Children Chewing Gum	Chewing gum designed to enhance an individual's immune system.

Engagement of Cosmetic Project Management

In connection with the development of our products, we engaged Cosmetic Project Management, a Spanish corporation engaged in the business of the formulating, developing and commercializing cosmetic products, to assist us in formulating, developing and commercializing our Natural Hair Care Products and Natural Skin Care Products. In particular, Cosmetic Project Management has agreed to do the following:

(a)	produce samples for each of our Natural Hair Care Products and Natural Skin Care Products;

(b)	provide us with a feasibility study on our Natural Hair Care Products and Natural Skin Care Products;

(c)	design product packaging and develop an advertising plan for our Natural Hair Care Products and Natural Skin Care Products;

(d)	assist us in selecting a manufacturer in order to ensure good manufacturing practice guidelines are met; and

(e)	assist us in preparing and filing a product dossier for each of our Natural Hair Care Products and Natural Skin Care Products.

In consideration for these services, we agreed to pay EUR 20,100 to Cosmetic Project Management, of which EUR 10,500 has already been paid as a deposit. The balance of the payment is to be paid immediately prior to the production of the samples.

We anticipate that we will use the samples of our Natural Hair Care Products and Natural Skin Care Products for clinical studies purposes. These clinical studies will assist us in determining whether there are any dermatological health benefits for hair and skin through the use of our Natural Hair Care Products and Natural Skin Care Products.

Grant of European License to Caleco Pharma Europe S.L.

On November 1, 2009, we entered into a license agreement (the “Europe License Agreement”) with Caleco Pharma Europe S.L. (“SL”), a Spanish corporation, whereby we granted SL an exclusive license to market and exploit in the European continent certain products we have developed or are developing. These products include Lamiridosin, LamiriShampoo, LamiriHair Conditioner, LarimiHair Tonic, LamiriGel, LamiriCreme, KTKin, KTK Chewing Gum and KTKids Children Chewing Gum (collectively, the “Licensed Products”). In consideration of the grant of the exclusive license, SL issued and granted to us:

(a)

such number of shares of SL that equals 10% of SL’s outstanding share capital (the “SL Shares”). Our 10% interest in the share capital of SL is non-dilutive as long as SL’s outstanding share capital is 1,000,000 Euros or less. If SL’s share capital is above 1,000,000 Euros and it offers to issue additional shares, we will have a right to purchase 10% of the offered shares; and

(b)	a royalty of five percent (5%) of its gross sales of the Licensed Products.

In addition to SL’s exclusive license, SL will have the right to sub-license the Licensed Products in the European continent. Each party will also have the right to assign its entire interest in the Europe License Agreement subject to the mutual agreement of the parties. Any refusal by the parties will not be considered reasonable if the transaction that is the subject of the refusal is in accordance with internationally accepted standards for the licensing of products.

Under the Europe License Agreement, we have the right to select the manufacturer to manufacture the Licensed Products in the European continent. Once a manufacturer has been selected by us, SL will be responsible for all payments to the manufacturer.

The term of the exclusive license is for a period of twenty (20) years. We may terminate the Europe License Agreement if SL does not achieve the following annual gross revenues from the sale of the Licensed Products:

(a)	$3,000,000 during the period of July 31, 2012 to July 30, 2013;
(b)	$5,000,000 during the period of July 31, 2013 to July 30, 2014; and
(c)	$12,000,000 during the period of July 31, 2014 to July 30, 2015.

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

CUSTOMERS

We are a development stage business and we do not have any immediate customers for our Liver Health Formula or naturally sourced products.

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

Our intended strategy will pursue two product introduction trajectories simultaneously. The two separate pathways will operate independently in the same therapeutic areas. One will consist of developing over-the-counter medications that can be marketed directly to consumers. The second will pursue the development, testing and full FDA approval of prescription products. In the development process, the required volume of acceptable/approvable clinical data for the pharmaceutical product line will be accelerated by the experience and usage from the first. We anticipate that this strategy can develop products to their fullest therapeutic potential, with a reduced risk and development cost and with greater speed to market.

PATENTS AND TRADEMARKS

The following patent applications have been filed with respect to our Liver Health Formula:

  United States Patent Application No.: US20080319042
  European Patent Application No.: EP2120922
  Canadian Patent Application No.: CA2677783

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

GOVERNMENT REGULATION

Our research and development activities and the manufacturing and marketing of our technology are subject to the laws and regulations of governmental authorities in the United States and any other countries in which our technology is ultimately marketed. In the United States, the FDA, among other activities, regulates new product approvals to establish safety and efficacy of the types of products and technologies our company is currently developing. Governments in other countries have similar requirements for testing and marketing.

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

EMPLOYEES

Other than our officers and directors, we do not have any employees as of the date of this Annual Report. We primarily conduct our business through the engagement of consultants.

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

We require additional financing.

To date our operations have not been profitable. We have not earned any revenues to date and there is no assurance that we will be able to do so in the near future. In addition, there is no assurance that our ongoing expenditures will exceed our estimates over the next twelve months. We may never be able to achieve profitability.

We do not currently have the financial resources to complete our plan of operation for the next twelve months. To date, we have raised cash proceeds and settled indebtedness of $1,563,467 under our Regulation S offering and $156,000 under our Regulation D offering. We anticipate that we will require substantial financing over the next twelve months in order to complete our business plan. However, there is no assurance that we will be able to obtain additional financing. If further financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.

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

Many of our competitors have significantly greater resources and have developed products and processes that directly compete with our technology. Our competitors may develop, or may in the future develop, new technologies that directly compete with our technology or even render our technology obsolete. Our technology is designed to benefit people suffering from moderate to severe liver maladies, such as elevated liver enzymes and the Hepatitis C viral infection. Even if we are able to demonstrate improved or equivalent results from our technology, researchers and practitioners may not use our technology and we may suffer a competitive disadvantage. Finally, to the extent that others develop new technologies that address the targeted application for our current technology, our business will suffer.

If we are unable to hire and retain key personnel, then we may not be able to implement our business plan.

We depend on the services of our senior management and key technical personnel. In particular, our future success will depend on the continued efforts of John Boschert, our sole executive officer and a member of our Board of Directors, James Sandino, a member of our Board of Directors, and F. Javier Benedi Garcia, a member of our Board of Directors. We also rely on consulting from Professor Harry H.S. Fong, Jim Metropoulos and Peter Kitzinski. The loss of the services of any of the gentlemen mentioned above and the further erosion of staff could have an adverse effect on our business, financial condition and results of operations.

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

ITEM 2.	PROPERTIES.

We rent office space at 103 East Holly St., #410, National Bank Bldg., Bellingham, WA 98225. We rent this space at a cost of $105 per month.

On November 22, 2009, we allowed our interest in the Blackstone Lake Property to lapse in order to focus our financial resources on our over-the-counter and pharmaceutical business.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

General

Our authorized capital stock consists of 975,000,000 shares of common stock, with a par value of $0.001 per share. As of February 8, 2010, there were 87,454,674 shares of our common stock issued and outstanding that are held of record by 85 registered stockholders. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Market Information

Our shares are currently quoted on the OTC Bulletin Board under the symbol “CAEH." The following table indicates the high and low bid prices for our common stock during the periods indicated:

	2009		2008
	High	Low	High	Low
First Quarter ended January 31	$0.10	$0.02	$0.16	$0.05
Second Quarter ended April 30	$0.086	$0.02	$0.15	$0.05
Third Quarter ended July 31	$0.90	$0.025	$0.13	$0.04
Fourth Quarter ended October 31	$0.34	$0.05	$0.15	$0.04

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

There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Chapter 78 of the Nevada Revised Statutes (“NRS”) does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

Recent Sales Of Unregistered Securities

All unregistered sales of our equity securities made during the fiscal year ended October 31, 2009 have been previously reported in our Current Reports on Form 8-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Over the next twelve months, our plan is to continue to develop our over-the-counter pipeline of products and, if warranted, develop our Liver Health Formula as an FDA approved pharmaceutical. We also plan to continue to acquire and license additional products and technology to add to our current product pipeline. In order to complete our plan of operation we will require substantial financing of which there is no assurance.

a)	Over-the-Counter Medication Development

Oral Supplement: We plan to develop, market and manufacture a formulation of our Liver Health Formula as an over-the-counter oral supplement. In developing the formulation of our Liver Health Formula, we plan to conduct a clinical trial in the first half of 2010. We anticipate that this formulation will be derived from our proprietary compound called HP-201. The HP-201 compound is designed to support liver health and provide general immune status benefits. We anticipate that the costs related to the development and marketing of the oral supplement will be $700,000 in 2010.

Dermatologic Application: We also plan to initiate research, development and pre-commercial activities related to the HP-201 over-the-counter franchise line extension formulations, including dermatologic applications. We anticipate that the costs related to the dermatological line will be $450,000 in 2010.

b)	Pharmaceutical Development

HP-201 Compound: We plan to continue pre-clinical work related to the HP-201 prescription pharmaceutical pathway. Pre-clinical work will include the identification and synthetic structural modification of compounds derived from HP-201. We anticipate that the costs related to the HP-201 New Drug Application pathway will be $300,000 in 2010.

HP-202 Compound: We also plan to initiate pre-clinical work related to discover a second antiviral New Drug Application pipeline product referred to as HP-202. This pre-clinical work will include anti- viral and cytotoxicity assays. We anticipate that the costs related to the HP-202 New Drug Application pathway will be $200,000 in 2010.

c)	Product Pipeline

We plan to accelerate our in-licensing activities targeted at identifying new, over-the-counter and prescription product development candidates that are synergistic with our current product pipelines as well as our research, development and commercialization skill sets and overall business model. There is no assurance that we will identify and secure rights to license additional products in 2010. We anticipate that the costs related to identifying new product development opportunities will be $250,000 in 2010.

In addition to the amounts described above, we anticipate that we will require an additional $800,000 for general and administrative purposes, including consulting fees in connection with the operation of our business and legal and accounting fees in connection with meeting our ongoing reporting obligations under the Exchange Act. As a result, we anticipate that the costs of implementing our plan of operation and meeting our ongoing operating costs will be $2,700,000. Accordingly, we will require substantial financing in order to carry out our plan of operation and to meet our operating costs over the next twelve months. There is no assurance that we will be able to obtain financing in the amounts required to implement our plan of operation or to meet our ongoing operating costs. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended	Year Ended	Percentage
	October 31, 2009	October 31, 2008	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(553,362)	(262,898)	110.5%
Interest Expenses	(51,789)	(42,220)	22.7%
Write Off of Mineral Property	(200,000)	-	n/a
Write Off of Accounts Payable	45,743	-	n/a
Discontinued Operations	-	(3,768,532)	(100)%
Net Loss Before Income Taxes	$(759,408)	$(4,073,650)	(81.4)%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the foreseeable future. Our ability to earn revenues in the future is dependent upon: (i) the development and manufacturing of our Liver Health Formula as an over-the-counter medication; and (ii) the development and manufacture of our naturally sourced products. There is no assurance that we will be able to develop and manufacture our Liver Health Formula as an over-the-counter medication, that we will be able to manufacture and develop our naturally sourced products.

Expenses

The major components of our expenses for the years ended October 31, 2009 and 2008 are outlined in the table below:

	Year Ended	Year Ended	Percentage
	October 31, 2009	October 31, 2008	Increase / (Decrease)
Management Fees	$30,000	$48,092	(37.6)%
Mineral Exploration Costs	-	199	(100)%
Professional Fees	281,783	116,720	141.4%
Other Operating Expenses	158,928	106,742	48.9%
Foreign Currency Loss (Gain)	82,651	(8,855)	1,033.4%
Total Expenses	$533,362	$262,898	102.9%

Our expenses increased from $262,898, during the year ended October 31, 2008, to $533,362, during the year ended October 31, 2009. The increase in our expenses is primarily attributable to an increase in other operating expenses, professional fees and foreign currency loss expenses.

Management fees include amounts paid as compensation to our officers and directors. During the year ended October 31, 2009, we incurred management fees of $2,500 per month to our sole executive officer.

Professional fees consisted of: (i) legal fees related to the acquisition and patent filings of our Liver Health Formula and meeting our reporting requirements under the Exchange Act; (ii) accounting and audit fees related to meeting our reporting requirements under the Exchange Act; and (iii) consulting fees related to payments to consultants regarding product development. The additional professional fees in fiscal 2009 are primarily a result of our acquisition of our Liver Health Formula and consulting fees related to product development.

The increase in foreign currency loss primarily relates to unfavorable exchange rates in connection with our outstanding accounts payable.

If we are able to obtain sufficient financing to undertake our proposed business plan for our over-the-counter and pharmaceutical business, our expenses are anticipated to increase significantly.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2009	At October 31, 2008	Increase / (Decrease)
Current Assets	$271,106	$52	521,257.7%
Current Liabilities	(923,685)	(854,730)	8.1%
Working Capital Deficit	$(652,579)	$(854,678)	(23.6)%

Cash Flows
	Year Ended	Year Ended
	October 31, 2009	October 31, 2008
Cash Flows used in Operating Activities	$(507,689)	$(206,173)
Cash Flows used in Investing Activities	(22,500)	-
Cash Flows from Financing Activities	801,243	167,479
Effect of Exchange Rate Translations	-	3,620
Net Increase (Decrease) in Cash During Period	$271,054	$(35,074)

Our working capital deficit decreased from $854,678, as at October 31, 2008, to $652,579, as at October 31, 2009. The decrease in our working capital deficit is due to (i) an increase in cash and decrease in loans payable as a result of the fact that we received cash proceeds of $739,560 and settled indebtedness of $541,725 under our Foreign and U.S. Private Placements; and (ii) we recorded subscriptions received of $160,663 as we had not issued securities as at October 31, 2009. These amounts were partially offset by an increase in accounts payable due to: (i) our lack of capital to meet our ongoing expenditures, and (ii) our acquisition of our Liver Health Formula.

Subsequent to our year ended October 31, 2009, we completed the following equity financings:

(a)	we issued 3,870,930 shares of our common stock for cash proceeds of $387,093 under our Foreign Private Placement; and

(b)	we issued 510,000 shares of our common stock for cash proceeds of $25,000 and to settle outstanding indebtedness of $26,000 under our U.S. Private Placement.

Future Financing

As at October 31, 2009, we had cash on hand of $271,106. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term. Any future financing that we obtain is expected to be in the form of sales of our equity securities. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. There is a substantial doubt that we will be able to obtain financing in an amount that is sufficient to enable us to complete our proposed plan of operation. If we are not successful in raising sufficient financing, we will not be able to complete our plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

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

Our significant accounting policies are described in Note 3 to our audited financial statements included under Item 8 of this Annual Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited Consolidated Financial Statements as of October 31, 2009, including:

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets as of October 31, 2009 and 2008;

3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended October 31, 2009 and 2008 and for the cumulative period from October 19, 2007 to October 31, 2009;

4.	Consolidated Statements of Cash Flows for the years ended October 31, 2009 and 2008 and for the cumulative period from October 19, 2007 to October 31, 2009;

5.	Consolidated Statement of Stockholders’ Equity (Deficit) for the period from inception on April 14, 2005 through October 31, 2009; and

6.	Consolidated Notes to the Financial Statements.

CALECO PHARMA CORP.

(formerly Blackstone Lake Minerals Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

October 31, 2009

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Caleco Pharma Corp. (formerly Blackstone Lake Minerals Inc.)

We have audited the accompanying consolidated balance sheets of Caleco Pharma Corp. (formerly Blackstone Lake Minerals Inc.) as at October 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended and for the period from October 19, 2007 (start of development stage) to October 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at October 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from October 19, 2007 (start of development stage) to October 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

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

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

February 8, 2010

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	October 31,	October 31,
	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$271,106	$52
Deferred tax asset, less valuation allowance of $1,806,741 (2008 -$1,616,542)	-	-
Total Current Assets	271,106	52

Mineral property (Note 4)	-	200,000
Intangibles (Note 5)	691,331	-

Total Assets	$962,437	$200,052

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$447,488	$229,363
Accounts payable and accrued liabilities –related parties (Note 8)	149,987	31,886
Loans Payable (Note 7)	326,210	593,481
Total Current Liabilities	923,685	854,730

Commitments and Contractual Obligations (Note 10, 11)

Stockholders’ Equity (Deficit)
Common stock (Note 9)
Authorized
975,000,000 common shares, par value $0.001
Issued and outstanding October 31, 2009 -83,073,744 October 31, 2008 -70,200,000	83,074	70,200
Additional paid-in capital	5,557,076	4,277,775
Subscriptions received	160,663	-
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(174,074)	(174,074)
Deficit	(718,605)	(718,605)
Deficit accumulated during the development stage	(4,869,382)	(4,109,974)
Total Stockholders’ Equity (Deficit)	38,752	(654,678)

Total Liabilities and Stockholders’ Equity (Deficit)	$962,437	$200,052

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From October 19,
	2007 (start of the	Year	Year
	development stage)	Ended	Ended
	to October 31,	October 31,	October 31,
	2009	2009	2008

EXPENSES

Management fees	$81,502	$30,000	$48,092
Mineral exploration costs	13,710	-	199
Professional fees	402,682	281,783	116,720
Other operating expenses	267,365	158,928	106,742
Foreign currency loss (gain)	74,154	82,651	(8,855)

LOSS BEFORE OTHER ITEMS AND INCOME TAXES	839,413	553,362	262,898

Interest expense	94,607	51,789	42,220
Write off of mineral property	200,000	200,000	-
Write off of account payable	(45,743)	(45,743)	-

LOSS BEFORE INCOME TAXES	1,088,277	759,408	305,118

Provision for income taxes	-	-	-

LOSS FROM CONTINUING OPERATIONS	1,088,277	759,408	305,118

Discontinued operations	3,781,105	-	3,768,532

NET LOSS	4,869,382	759,408	4,073,650

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	151,900	-	-

COMPREHENSIVE LOSS	$5,021,282	$759,408	$4,073,650

BASIC AND DILUTED NET LOSS FROM CONTINUING OPERATIONS PER SHARE		$(0.01)	$(0.00)
BASIC AND DILUTED NET LOSS FROM DISCONTINUED OPERATIONS PER SHARE		$(0.00)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		71,540,849	84,846,575

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From October 19,
	2007 (start of the	Year	Year
	development stage)	Ended	Ended
	to October 31,	October 31,	October 31,
	2009	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(1,088,277)	$(759,408)	$(305,118)
Adjustments to reconcile net loss to cash used in operating activities:
Write off of mineral property	200,000	200,000	-
Write off of accounts payable	(45,743)	(45,743)	-
Issuance of capital stock for services	10,800	10,800	-
Change in operating assets and liabilities:
Decrease in prepaid expenses	-	-	2,000
Increase (decrease) in accounts payable and accrued liabilities	83,257	(62,498)	129,050
Increase in accounts payable and accrued liabilities –related parties	144,632	118,101	28,290
Increase in accrued interest payable	73,877	31,059	42,220
Net cash used in operating activities of discontinued operations	(103,029)	-	(102,615)

Net cash used in operating activities	(724,483)	(507,689)	(206,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	(200,000)	-	-
Acquisition of intangibles	(22,500)	(22,500)	-

Net cash used in investing activities	(222,500)	(22,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from / (repayments to) loans payable, net	(5,970)	(99,070)	93,100
Issuance of capital stock for cash	739,650	739,650	-
Subscriptions received	160,663	160,663	-
Net cash provided by financing activities of discontinued operations	74,379	-	74,379

Net cash provided by financing activities	968,722	801,243	167,479

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH DURING THE PERIOD	3,755	-	3,620

NET INCREASE (DECREASE) IN CASH	25,494	271,054	(35,074)

CASH, BEGINNING OF PERIOD	245,612	52	35,126

CASH, END OF PERIOD	$271,106	$271,106	$52

CASH –DISCONTINUED OPERATIONS	$-	$-	$-
CASH –CONTINUING OPERATIONS	$271,206	$271,206	$52

Supplemental Disclosure with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Expressed in U.S. Dollars)

	Common Stock
							Deficit
					Accumulated		Accumulated
			Additional		Other		During the
	Number		Paid-	Subscriptions	Comprehensive		Development
	of Shares	Par Value	in Capital	Received	Loss	Deficit	Stage	Total
Sale of common stock for cash, April 14, 2005 (inception)	70,200,000	$32,275	$-	$-	$-	$-	$-	$32,275
Contribution of assets			72,947					72,947
Foreign currency translation adjustment					(1,650)			(1,650)
Net loss						(51,748)	-	(51,748)
Balance, October 31, 2005	70,200,000	32,275	72,947		(1,650)	(51,748)	-	51,824
Recapitalization, April 19, 2006	33,000,000	70,925	(72,947)			(22,294)		(24,316)
Foreign currency translation adjustment					(2,897)			(2,897)
Net loss						(227,483)	-	(227,483)
Balance, October 31, 2006	103,200,000	103,200	-		(4,547)	(301,525)	-	(202,872)
Foreign currency translation adjustment					(17,627)			(17,627)
Net loss						(417,080)	(36,324)	(453,404)
Balance, October 31, 2007	103,200,000	103,200	-		(22,174)	(718,605)	(36,324)	(673,903)
Cancellation of shares, April 11, 2008	(33,000,000)	(33,000)	4,277,775					4,244,775
Foreign currency translation adjustment					(151,900)			(151,900)
Net loss							(4,073,650)	(4,073,650)
Balance, October 31, 2008	70,200,000	70,200	4,277,775		(174,074)	(718,605)	(4,109,974)	(654,678)

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Expressed in U.S. Dollars)

	Common Stock
							Deficit
					Accumulated		Accumulated
			Additional		Other		During the
	Number		Paid-	Subscriptions	Comprehensive		Development
	of Shares	Par Value	in Capital	Received	Loss	Deficit	Stage	Total
Sale of common stock for cash, September 21, 2009	5,936,500	5,937	587,714					593,651
Issuance of common stock for debt settlement,								511,724
September 21, 2009	5,117,244	5,117	506,607
Sale of common stock for cash, October 5, 2009	750,000	750	74,250					75,000
Issuance of common stock for debt settlement,							-	30,000
October 5, 2009	300,000	300	29,700
Sale of common stock for cash, October 5, 2009	710,000	710	70,290				-	71,000
Issuance of common stock for services, October 6, 2009	60,000	60	10,740					10,800
Subscriptions received				160,663				160,663
Net loss							(759,408)	(759,408)
Balance, October 31, 2009	83,073,744	$83,074	$5,557,076	$160,663	$(174,074)	$(718,605)	$(4,869,382)	$38,752

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2009

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Caleco Pharma Corp. (formerly Blackstone Lake Minerals Inc.) (the “Company”) was incorporated on May 18, 2004, under the laws of the State of Nevada and was in the business of exploring mineral properties. Effective April 19, 2006, the Company acquired 100% of the issued and outstanding shares of Skyflyer Technology GmbH (“Skyflyer Technology”), a company engaged in the development and commercialization of a one or two person, recreation flying device. On October 18, 2007, the Company acquired a 100% interest in a mineral claim (the “Blackstone Lake Property”) in Saskatchewan, Canada. The Company was focusing its resources on the development and exploration of the Blackstone Lake Property and on April 11, 2008, the Company sold its interest in Skyflyer Technology. On January 27, 2009, pursuant to a technology purchase agreement with NY Financial (International) Corp. (“NY Financial”), the Company’s former wholly-owned subsidiary, Caleco Pharma Corp. (“Caleco-Sub”), acquired a proprietary technology and the intellectual property related thereto for the treatment of liver disease and other ailments, particularly resulting from viral infections such as the Hepatitis C virus infection (the “Technology”) (Note 10). The Company has also developed or is in the process of developing food supplements, hair and dermatological products, energy drinks and chewing gum that derive their formulations from the Technology. These products are being developed to provide enhancement to an individual’s immune system. On November 22, 2009, the Company allowed the Blackstone Lake Property to lapse and as a result, the Company wrote down the mineral property to $Nil at October 31, 2009. The Company is considered to be a development stage company, as it has not generated significant revenues from operations.

The consolidated financial statements of the Company from up until July 31, 2009 included the accounts of the Company and its former wholly-owned subsidiary, Caleco-Sub. All significant inter-company balances and transactions were eliminated on consolidation. Effective August 31, 2009, the Company changed its name to Caleco Pharma Corp. To effect the name change, the Company completed a merger of Caleco-Sub, with and into the company, with the Company continuing as the sole surviving entity.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2009

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

(b) Foreign currency translation

The functional currency of the Company is the U.S. dollar. The Company’s former subsidiary, Caleco-Sub, used the U.S. dollar as its functional currency. The Company’s former subsidiary, Skyflyer Technology, used the Euro as its functional currency. Accordingly, monetary assets and liabilities denominated in a foreign currency were translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities were translated at historical rates. Revenue and expense items denominated in a foreign currency were translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains and losses arising on translation of foreign currency items are included in the statement of operations.

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
October 31, 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (continued) (c) Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At October 31, 2009 and 2008, the Company had no cash equivalents.

(d) Mineral property

The costs of acquiring mineral rights are capitalized at the date of acquisition. After acquisition, various factors can affect the recoverability of the capitalized costs. If, after review, management concludes that the carrying amount of a mineral property is impaired, it will be written down to estimated fair value. Exploration costs incurred on mineral properties are expensed as incurred. Development costs incurred on proven and probable reserves will be capitalized. Upon commencement of production, capitalized costs will be amortized using the unit-of-production method over the estimated life of the ore body based on proven and probable reserves (which exclude non-recoverable reserves and anticipated processing losses). On October 31, 2009, the Company wrote down the Blackstone Lake Property to $Nil.

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
October 31, 2009

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

As of October 31, 2009 and 2008, there was no stock compensation granted.

(j) Net loss per share

Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of October 31, 2009 and 2008, there were no potentially dilutive securities outstanding.

(k) Comprehensive loss

The Company has adopted Accounting Standards Codificiation (“ASC”) 220-10 formerly SFAS 130, “Reporting of Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive loss/and its components in financial statements. Comprehensive loss includes foreign currency translation adjustments.

(l) Development stage

The Company is a development stage company as defined by ASC 205-915-20 formerly SFAS 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2009

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

(n) Recent accounting pronouncements

During the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105,”Generally Accepted Accounting Principles”(the Codification). The Codification has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s financial statements, it did not result in any impact on the Company’s results of operations, financial condition, or cash flows.

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its financial position and results of operations.

ASC 855-10-20, “Subsequent Events” establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This statement is effective for the Company’s third quarter ended May 31, 2009 and the adoption did not have an impact on the financial statements. See Note13 for the required disclosures.

In April 2009, the FASB issued ASC 820-10-65 formerly FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). This provides significant guidance for determining when a market has become inactive as well as guidance for determining whether transactions are not orderly. It also provides guidance on the use of valuation techniques and the use of broker quotes and

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2009

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(n) Recent accounting pronouncements

pricing services. It reiterates that fair value is based on an exit price and also that fair value is market-driven and not entity-specific. The accounting standard of codification applies to all assets and liabilities within thescope of ASC 820 and is effective for all interim and annual periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

In April 2009, the FASB issued ASC 320-10-65, formerly FASB Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). This accounting standard provides guidance related to determining the amount of an other-than-temporary impairment (OTTI) of debt securities and prescribes the method to be used to present information about an OTTI in the financial statements. It is effective for all interim and annual periods ending after June 15, 2009. The adoption of ASC 320-10-65 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

In April 2009, the FASB issued ASC 825-10-65, formerly FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This ASC is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 825-10-65 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

(o) Reclassifications

Certain amounts reported in the prior year have been reclassified to conform to the current year’s presentation.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2009

4.	MINERAL PROPERTY

On October 18, 2007, the Company completed the acquisition of a mineral property (the “Blackstone Lake Property”) under the terms of a purchase agreement entered into by the Company on October 3, 2007. The Blackstone Lake Property consisted of two mineral claims located in Saskatchewan, Canada. The mineral claims were in good standing until August 22, 2009 and as of November 22, 2009, the claims officially lapsed. Accordingly, the Company wrote off all associated costs to operations during the year ended October 31, 2009.

5.	INTANGIBLES

	October 31,	October 31,
	2009	2008

Patents (Note 11)	$80,000	$-
Intellectual property (Note 11)	611,331	-
	691,331	-
Accumulated amortization	-	-

Net book value	$691,331	$-

During the year ended October 31, 2009, the Company did not amortize $80,000 and $611,311 of its patents and intellectual property as the patents have not yet been awarded and/or they have not begun to generate revenues and the intellectual property has an indefinite life. Capitalized amounts relate to purchase costs and legal, consulting and advisory costs incurred in registration of the patents and intellectual property.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2009

6.	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended October 31, 2009 and 2008, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from development stage activities as a result of the following:

	Year Ended	Year Ended
	October 31,	October 31,
	2009	2008

Loss for the year	$(759,408)	$(4,073,650)

Computed “expected” tax benefit	(258,199)	(1,385,041)
Loss from write off of mineral property	68,000
Loss from discontinued operations	-	1,303,571
Change in valuation allowance	190,199	81,470

Income tax recovery	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 2009 and 2008, is presented below:

	2009	2008
Deferred tax assets:
Net operating loss carry forwards – US	$503,170	$312,971
Net capital loss carry forwards – US	1,303,571	1,303,571
Valuation allowance	(1,806,741)	(1,616,542)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of October 31, 2009 and 2008 was $1,806,741 and $1,616,542 respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The losses in the United States expire in 2024.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2009

7.	LOANS PAYABLE

During the year ended October 31, 2009, Euro 112,000 (US $165,803) in accounts payable was reclassified to loans payable. The loans are non-interest bearing and Euro 56,000 (US $82,902) is due February 1, 2010 and Euro 56,000 (US $82,901) is due June 1, 2010.

During the year ended October 31, 2009, a loan was granted from a third party totaling $15,000. The loan is non-interest bearing and is due on demand.

During the year ended October 31, 2009, a loan was granted from a third party company for $1,200. The loan bore interest at 10% per annum and was due on demand. On October 5, 2009, the loan of $1,200 was settled for shares of the Company’s common stock.

During the year ended October 31, 2009, a loan was granted from NY Financial totaling $77,500 of which $74,159 was repaid in the same period. The loan bears interest at 10% per annum, compounded monthly, beginning January 31, 2009 and is due on demand (Note 11). Interest expense included in the statement of operations for the year ended October 31, 2009 totaled $4,393.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $47,000. The loans bore interest at 10% per annum and were due on demand. On October 5, 2009, the loans and accrued interest totaling $53,907 was settled for shares of the Company’s common stock. Interest expense included in the statement of operations for the years ended October 31, 2009 and 2008 totaled $4,596 and $2,310, respectively.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $28,000. The loans bore interest at 10% per annum and were due on demand. On October 5, 2009, the loans and accrued interest totaling $32,339 was settled for shares of the Company’s common stock. Interest expense included in the statement of operations for the years ended October 31, 2009 and 2008 totaled $2,863 and $1,476, respectively.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $18,100. The loans bear interest at 10% per annum and are due on demand. On October 5, 2009, the loans and accrued interest totaling $21,203 was settled for shares of the Company’s common stock. Interest expense included in the statement of operations for the years ended October 31, 2009 and 2008 totaled $1,528 and $375, respectively.

During the year ended October 31, 2007, several loans were granted from a third party company totaling $290,000. Loans totaling $280,000 bear interest at 8% per annum, are compounded annually, and were due April 30, 2009. The loans were verbally extended with the same terms and were due on demand. A loan of $10,000 was non-interest bearing and had no specific terms of repayment. On October 1, 2007, the Company agreed to begin paying interest on this loan at 8% per annum and agreed to repay the loan on demand. On October 5, 2009, the loans and accrued interest totaling $335,114 was settled for shares of the Company’s common stock. Interest expense included in the statement of operations for the years ended October 31, 2009 and 2008 totaled $20,869 and $23,280, respectively.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2009

7.	LOANS PAYABLE (continued)

During the year ended October 31, 2006, two loans were granted from a third party company for $50,000 and $100,000. The loans bear interest at 8% per annum, are compounded annually, and were due May 16, 2008 and June 19, 2008 respectively. On each of the loan’s due dates, the loans were verbally extended with the same terms and are due on demand. During the year ended October 31, 2009, $41,111 of principal and $16,389 of accrued interest was paid. Interest expense included in the statement of operations for the years ended October 31, 2009 and 2008 totaled $17,540 and $14,779, respectively.

8.	RELATED PARTY TRANSACTIONS

At October 31, 2009 and 2008, included in accounts payable and accrued liabilities –related parties is $20,758 owed to a former director and officer of the Company for management fees and reimbursement of expenses. Management fees paid to the former director and officer of the Company for the year ended October 31, 2008 totaled $20,000. Consulting fees paid to the same former officer and director of the Company for the year ended October 31, 2008 totaled $22,000. Amounts due to and from officers and directors are unsecured, non- interest bearing and due on demand. The consulting fees are included in professional fees on the statement of operations.

At October 31, 2009 and 2008, included in accounts payable and accrued liabilities –related parties is Euro 5,000 (US $7,380) and Euro 5,000 (US $6,526), respectively, owed to a company owned by a former officer and director of the Company for management fees. Management fees paid to a company owned by a former director and officer of the Company for the year ended October 31, 2008 totaled Euro 10,000 (US $14,592). Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. The consulting fees are included in professional fees on the statement of operations.

At October 31, 2009 and 2008, included in accounts payable and accrued liabilities –related parties is $64,849 and $4,602, respectively, owed to officers and/or directors of the Company for management fees and reimbursement of expenses. Consulting fees paid to an officer and director of the Company for the years ended October 31, 2009 and 2008 totaled $30,000 and $13,500. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. The consulting fees are included in professional fees on the statement of operations.

At October 31, 2009 included in accounts payable and accrued liabilities –related parties is $57,000 owed to a company owned by a director of the Company for consulting fees. The consulting fees are included in professional fees on the statement of operations.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2009

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

On September 21, 2009, the Company issued 5,936,500 shares of its common stock at $0.10 per share for total proceeds of $593,651 in a private placement transaction. The Company also issued 5,117,244 shares of its common stock at $0.10 per share for settlement of accounts payable and loans payable with an aggregate value totaling $511,724.

On October 5, 2009, the Company issued 750,000 shares of its common stock at $0.10 per share for total proceeds of $75,000 in a private placement transaction. The Company also issued 300,000 shares of its common stock at $0.10 per share for settlement of accounts payable with an aggregate value totaling $30,000.

On October 5, 2009, the Company issued 710,000 shares of its common stock at $0.10 per share for total proceeds of $71,000 in a private placement transaction.

On October 6, 2009, the Company issued 60,000 shares of its common stock at $0.18 per share for consulting services with an aggregate value of $10,800. The consulting services are included in professional fees on the statement of operations.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2009

10.	COMMITMENTS

On October 1, 2008, the Company entered into a management consulting agreement with a director and officer of the Company with an effective date of October 1, 2008 to pay monthly consulting fees of $2,500 per month. The agreement may be cancelled by either party with 60 days notice, in writing.

On October 27, 2009, the Company entered into a consulting agreement with an effective date of November 1, 2009 to pay monthly consulting fees of $1,000 per month and $600 per hour for any additional services provided. The agreement is for a period of one year and automatically renews for an additional year unless notice of termination is provided by either party with 60 days notice, in writing.

11.	TECHNOLOGY PURCHASE AGREEMENT

On January 27, 2009, pursuant to a technology purchase agreement, the Company’s former subsidiary, Caleco- Sub, acquired a proprietary technology and the intellectual property related thereto for the treatment of liver disease and other ailments, particularly resulting from viral infections such as the Hepatitis C virus infection (the “Technology”) from NY Financial.

As consideration for the Technology, the Company and Caleco-Sub agreed to:

(1)	pay $22,500 to NY Financial (paid); and

(2)

issue a non-interest bearing promissory note in the amount of $77,500 to NY Financial at closing. This amount was payable on January 31, 2009. On January 31, 2009, the Company became in default of the promissory note as it was unable to pay the $77,500. Under the terms of the promissory note, the unpaid portion of the promissory note, being $71,500, will bear interest at 10% per annum commencing on January 31, 2009. During the year ended October 31, 2009, an additional $68,159 was repaid.

As further consideration, an officer and director of the Company transferred 32,000,000 shares of the Company’s common stock to NY Financial on closing.

Caleco-Sub has also agreed to reimburse the documented costs related to the Technology totaling Euro 432,000 (US $639,526) and $66,000. As at October 31, 2009, the Company has paid Euro 121,033 (US $179,175) in cash, has issued promissory notes for accounts payable totaling Euro 112,000 (US $165,803) and has issued 300,000 shares of its common stock at $0.10 per share for settlement of accounts payable with an aggregate value totaling $30,000.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2009

12.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative
	Amounts from
	October 19, 2007
	(start of the	Year	Year
	development	Ended	Ended
	stage) to October	October 31,	October 31,
	31,	2009	2008
	2009

Cash paid for:
Interest	$20,970	$20,970	$5
Income taxes	$-	$-	$-

Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the year ended October 31, 2009, $591,331 in intangible costs was included in accounts payable and accrued liabilities.

During the year ended October 31, 2009, $77,500 in intangible costs was included in proceeds from loans payable, net of repayments.

During the year ended October 31, 2009, $165,803 in accounts payable was reclassified to loans payable.

During the year ended October 31, 2009, $99,161 in accounts payable was settled by the issuance of 991,620 shares of the Company’s common stock.

During the year ended October 31, 2009, $442,563 in loans payable and accrued interest payable was settled by the issuance of 4,425,630 shares of the Company’s common stock.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2009

13.	SUBSEQUENT EVENTS

i)

On November 1, 2009, the Company entered into a license agreement (the “License Agreement”) with Caleco Pharma Europe S.L. (“SL”), a Spanish Corporation, whereby the Company granted SL an exclusive license in the European Continent to market and exploit certain products the Company has developed or is developing.

In consideration of the grant of the exclusive license, SL has agreed to pay and issue the following:

(a)

issue to the Company such number of shares of SL that equals 10% of SL’s outstanding share capital (the “SL Shares”). The Company’s 10% interest in the share capital of SL is non-dilutive as long as SL’s outstanding share capital is 1,000,000 Euros or less. If SL’s share capital is above 1,000,000 Euros and it offers to issue additional shares, the Company will have a right to purchase 10% of the offered shares.

(b)

pay a royalty of five percent (5%) of its gross sales of the Products (Food supplements (Lamiridosin), Hair and Dermatological Products (LamiriShampoo, LamiriHair Conditioner, LamiriHair Tonic, LamiriGel and LamiriCreme), Energy Drinks (KTKin) and Chewing Gum (KTK Chewing Gum and KTKids Children Chewing Gum) to the Company.

The term of the exclusive license is for a period of twenty years. The Company may terminate the License Agreement if SL does not achieve the following annual gross revenues: (i) $3,000,000 from the sale of the Products during the period of July 31, 2012 to July 30, 2013; (ii) $5,000,000 from the sale of the Products during the period of July 31, 2013 to July 30, 2014; and (iii) $12,000,000 from the sale of the Products during the period of July 31, 2014 to July 30, 2015.

ii)	On November 10, 2009, the Company issued 1,338,630 shares of its common stock at $0.10 per share for total proceeds of $133,863 in a private placement transaction.

iii)

On December 17, 2009, the Company entered into a consulting agreement to pay monthly consulting fees of $5,000 per month. The agreement expires on April 30, 2010 and automatically renews for an additional six months unless terminated by the Company without notice or notice of termination is provided by the consultant with 30 days notice, in writing.

iv)	On December 22, 2009, the Company issued 1,245,000 shares of its common stock at $0.10 per share for total proceeds of $124,500 in a private placement transaction.

v)	On January 15, 2010, the Company issued 337,300 shares of its common stock at $0.10 per share for total proceeds of $33,730.

vi)

On January 15, 2010, the Company issued 200,000 shares of its common stock at $0.10 per share for total proceeds of $20,000 in a private placement transaction. The Company also issued 260,000 shares of its common stock at $0.10 per share for settlement of accounts payable with an aggregate value totaling $26,000.

vii)	On January 19, 2010, the Company issued 1,000,000 shares of its common stock at $0.10 per share for total proceeds of $100,000 in a private placement transaction.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended October 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended October 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, do not expect that our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our officers and directors as of the date hereof:

Name	Age	Position
John Boschert	41	Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer and Director
James Sandino	61	Director
F. Javier Benedi Garcia	63	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

John Boschert has been our Secretary and Treasurer since April 19, 2006 and our Chief Executive Officer, Chief Financial Officer, President and Director since August 20, 2008. Mr. Boschert received his diploma in business administration from Langara College in 1989. From July 2003 to June 2005, he was the president and owner of a food and beverage company based in Port Alberni, British Columbia. Mr. Boschert has served as an officer and director of a number of public companies. Currently, Mr. Boschert serves as secretary of Exploration Drilling International Inc., a company engaged in water drilling, and was a member of its board of directors from March 13, 2006 to December 27, 2006 and its chief executive officer, president, chief financial officer and treasurer from March 20, 2006 to April 26, 2006. Since July 2002, Mr. Boschert has also served as the sole executive officer and director of Balsam Ventures, Inc. (OTCBB: BSVN). Since August 7, 2008, Mr. Boschert served as an officer and director of Clyvia Inc., a company engaged in the development of a proprietary technology that utilizes a process known as fractional depolymerization to produce diesel fuel and heating oil from various forms of recyclable waste materials, including vegetable oils, plastics and organic solids.

James Sandino has been a member of our Board of Directors since October 20, 2008. Mr. Sandino has over twenty five years of marketing experience, including marketing in the healthcare industry. In 1970, Mr. Sandino obtained a Bachelor of Arts from St. John’s University in Collegeville Minnesota. From 1996 to 2001, Mr. Sandino was the President and CEO of Lowe Consumer Healthcare World Wide, a consumer focused healthcare marketing agency. Since 2001, Mr. Sandino has been the President and CEO of the Sandino Group, LLC, an independent marketing and business development consultancy which specializes in healthcare, direct marketing and strategic planning. From 2005 to 2008, Mr. Sandino also was the Chief Marketing Strategist for Integrated Marketing Solutions, Inc. and assisted clients in establishing brand recognition.

F. Javier Benedi Garcia has been a member of our Board of Directors since January 23, 2009. Mr. Benedi Garcia has over thirty five years of experience in the fields of banking, Investment, real estate, and bio-technology. Mr. Benedi Garcia obtained a degree of commerce from the Salamanca School of Commerce located in Salamanca, Spain. After completing his degree in commerce and until the 1980s, Mr. Benedi Garcia worked in the banking and finance industry with a number of firms, including EXCO. In the 1980s and early 1990s, Mr. Benedi Garcia gained considerable experience in the fields of real estate development and Investment operations. During this period, Mr. Benedi Garcia worked with LRC Technologies, LLC, Global Remediation, Inc., and Casino de Madrid. In 1994, Mr. Benedi Garcia founded Société de Participations et de Valeurs (SPV) in Luxembourg, a Holding company engaged in Property Development, Metal trading, Leisure Industry and Finance activities. Mr. Benedi Garcia was the president and sole shareholder of SPV until 2000, when the assets of the company were sold. Since then, Mr. Benedi Garcia’s has focused on the development, management and financing of various ventures.

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

We presently do not have a compensation committee, nominating committee, executive committee of our board of directors, stock plan committee or any other committees.

Product Development Advisory Board

The Company's board of directors established a Product Development Advisory Board on October 27, 2009. The Product Development Advisory Board will guide the development of the Company’s products that it has developed or is in the process of developing, including the design of appropriate clinical trails and selection of clinical sites and partners. The current members of the Product Development Advisory Board are Harry H.S. Fong and Jim Metropoulos.

Harry H.S. Fong is the inventor of our proprietary “Liver Health Formula” technology. Professor Fong received his B.S. (1959) and M.S. (1961) degrees in Pharmacy from the University of Pittsburgh, School of Pharmacy and Ph.D. (1965) from the Ohio State University. Professor Fong is currently the professor emeritus of Pharmacognosy, College of Pharmacy, University of Illinois at Chicago. His major research interest are in the search for anti-tumor, cancer chemopreventive, anti-viral (anti-HIV and others), anti-malaria, and anti-TB agents from plants; as well as in the standardization and clinical evaluation of herbal medicine and/or botanical dietary supplements. Professor Fong is also author and co-author of more than 270 original research papers, a number of book chapters and review articles, and is co-editor of a book series on Chinese medicine. Professor Fong also serves as a consultant to a number of herbal medicine and/or dietary supplement companies and is founder and president of NatProPharma Services, Ltd., a natural products pharmaceuticals research and development and consulting services company.

Jim Metropoulos has served as a senior executive in healthcare communications during the past 15 years. Dr. Metropoulos initially served as Chief Strategic Officer, North America, for Lowe McAdams Healthcare where he established a Strategic Planning practice modeled after Account Planning at consumer agencies. As a result of his work as Chief Strategic Officer, North America, he was promoted to Chief Strategic Officer for Lowe McAdams Healthcare Worldwide, a position focused on global network strategic planning and acquisitions. In 2002, Dr. Metropoulos was appointed Chief Strategic Officer at Sudler & Hennessey (a division of Young and Rubicam) where he was charged with managing business development and a strategic planning practice. From 2003 to 2006, Dr. Metropoulos served as Co-President of Sudler & Hennessey. In this role, Dr. Metropoulos established publication planning and managed care practices, managed a second network agency, established joint ventures with a contract research organization and managed care specialty firm, and participated in the acquisition of a sales training and medical education company. Dr. Metropoulos served as President and CEO of Euro RSCG Life Worldwide, the global healthcare communications network of Euro RSCG Worldwide and Havas, Inc., from 2006 to 2007. Since 2007, Dr. Metropoulos co-founded Rearden Health Partners, a full-service marketing communications firm dedicated to the design, development and licensing of proprietary health education, marketing and communications products and services.

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

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
John Boschert Chief Executive Officer, Chief Financial Officer, President, Treasurer and a Director	None	None	None
James Sandino Director	One	One	One
F. Javier Benedi Garcia Director	None	None	None
NY Financial (International) Corp. Beneficial owner of greater than 10% of our outstanding shares of common stock	None	None	None

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during the fiscal years ended October 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation ($)	All Other Compen- sation ($)	Total ($)
John Boschert,(1) CEO, President, Secretary, Treasurer & Director	2009 2008	$30,000 $13,500	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$30,000 $13,500
Rudolf Mauer(2) Former CEO, Former CFO, Former President & Former Director	2009 2008	N/A $22,000	N/A $0	N/A $0	N/A $0	N/A $0	N/A $0	N/A $0	N/A $22,000

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation ($)	All Other Compen- sation ($)	Total ($)
Rolf G. Horchler(3) Former CEO, Former CFO, Former President & Former Director	2009 2008	N/A $0	N/A $0	N/A $0	N/A $0	N/A $0	N/A $0	N/A $14,592	N/A $14,592

(1)

Mr. Boschert was appointed as our Secretary and Treasurer on April 16, 2006 and as our CEO, CFO, President and Director on August 20, 2008. Under the terms of a consulting agreement dated October 1, 2008, we pay Mr. Boschert a consulting fee of $2,500 per month.

(2)

Dr. Mauer served as our CEO, CFO and as a director from February 29, 2008 to August 20, 2008. Under the terms of Dr. Mauer’s management consultant agreement dated March 10, 2008, we paid Dr. Mauer a consulting fee of $4,000 per month. Dr. Mauer's consulting agreement terminated upon his resignation on August 20, 2008.

(3)	Mr. Horchler served as our CEO, CFO, President and a director from April 16, 2006 to February 29, 2008. Management fees paid to Mr. Horchler were paid to a company owned by Mr. Horchler.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Since our inception on May 18, 2004, we have not issued any outstanding equity awards.

COMPENSATION OF DIRECTORS

During the year ended October 31, 2009, we did not pay any compensation to Mr. Sandino and Mr. Benedi Garcia.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 8, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	John Boschert CEO, CFO, President, Secretary, Treasurer and Director	7,000,000 (Direct)	8.0%
Common Stock	James Sandino Director	Nil	Nil

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
Common Stock	F. Javier Benedi Garcia Director	25,800,000(2) (Indirect)	29.5%
Common Stock	All Directors and Executive Officers as a Group (3 persons)	32,800,000	37.5%
5% STOCKHOLDERS
Common Stock	NY Financial (International) Corp. Palm Grove House, P.O. Box 3186 Wickhams Cay 1, Road Town Tortola, British Virgin Islands	23,300,000 (Direct)	26.6%
Common Stock	F. Javier Benedi Garcia Director El Pilar, Vicente Aleixandre 2 Cortijo Blanco, San Pedro de Alcantara Malaga, Spain 29670	25,800,000(2) (Indirect)	29.5%

Notes:
(1)

Based on 87,454,674 shares of our common stock issued and outstanding as of February 8, 2010. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 8, 2010.

(2)

The shares denoted as beneficially owned by Mr. Benedi Garcia consist of: (i) 23,300,000 Shares held by NY Financial (indirect); (ii) 500,000 Shares held by Mr. Benedi Garcia's wife (indirect); and (iii) 2,000,000 Shares held by Mr. Benedi Garcia's children (indirect).

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

Acquisition of the Liver Health Formula

In connection with the closing of the Technology Purchase Agreement, NY Financial (International) Corp. (“NY Financial”), a company controlled by F. Javier Benedi Garcia, our majority stockholder and a member of our Board of Directors, assigned and transferred its right, title and interest in the Liver Health Formula in consideration of us:

(a)	we paid $22,500 to NY Financial; and

(b)

we issued a non-interest bearing promissory note in the amount of $77,500 to NY Financial. On January 31, 2009, we became in default of the promissory note as we were unable to pay the $77,500. As a result, the unpaid portion of the promissory note bears interest at a rate of ten per cent (10%) per annum. As at October 31, 2009, we have repaid $74,159, with a balance of $3,393 remaining.

As further consideration, Mr. Boschert, our executive officer and director, transferred 32,000,000 shares of our common stock to NY Financial, which resulted in a change in control.

Following closing, we agreed to reimburse the documented costs related to the recording of the patent applications and the filing of the European Drug Master File applications, which amount is not to exceed 590,000 EUR (approximately $873,427). Subsequent to the entry into the Technology Purchase agreement, we determined that the reimbursable expenses amounted to 432,000 Euros (approximately $639,526) and $66,000. As at October 31, 2009, of the 432,000 EUR to be reimbursed, we have paid 121,083 EUR (approximately $179,175) and issued promissory notes of 112,000 EUR (approximately $165,803). Of the $66,000 to be reimbursed, we have settled the $30,000 indebtedness through the issuance of our common stock. In addition, the parties also agreed that:

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

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. In applying the definition, we have determined that Mr. Sandino and Mr. Benedi Garcia are independent directors. Mr. Boschert does not qualify as an independent member of our Board of Directors.

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

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

		Year Ended October 31, 2009		Year Ended October 31, 2008
Audit Fees		$$27,450		$31,860
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$27,450		$31,860

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated July 24, 2009 between the Company (as parent surviving company) and Caleco Pharma Corp. (as subsidiary merging entity).(20)
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change – 13-for-1 Stock Split effective September 30, 2005.(7)
3.3	Certificate of Amendment to Articles – Name Change from Triton Resources, Inc. to Skyflyer Inc. effective October 17, 2006.(7)
3.4	Certificate of Amendment to Articles of Incorporation – Name Change from Skyflyer Inc. to Blackstone Lake Minerals Inc. effective January 23, 2008.(10)
3.5	Certificate of Merger.(20)
3.6	Articles of Merger between the Company (as surviving entity) and Caleco Pharma Corp. (as merging entity), with surviving entity changing its name to Caleco Pharma Corp.(20)
3.7	Bylaws.(1)
10.1	Share Purchase Agreement among the Company, Inventa Holding GmbH, Skyflyer Technology GmbH and Perry Augustson, dated for reference the 31st day of March, 2006.(3)
10.2	Agreement and Deed of Transfer between Inventa Holding GmbH and the Company dated for reference as of the 19th day of April, 2006.(4)
10.3	Patent Transfer Agreement between Dieter Wagels and Skyflyer Technology GmbH, dated effective as of April 17, 2006.(4)
10.4	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 8, 2006.(5)
10.5	Employment contract between Skyflyer Technology GmbH and Dr. Manfred Sappok, dated for reference as of June 1, 2005 (translated from German to English).(6)
10.6	Employment contract between Skyflyer Technology GmbH and Dieter Wagels, dated for reference as of January 1, 2006 (translated from German to English).(6)
10.7	Purchase Agreement dated October 3, 2007 between American Yellowcake Resources Inc. and Skyflyer Inc.(8)

Exhibit
Number	Description of Exhibits
10.8	Loan Agreement dated October 17, 2007 between the Company and Black Pointe Holdings Inc.(9)
10.9	Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated July 30, 2007 (translated from German to English).(12)
10.10	Second Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated December 31, 2007 (translated from German to English).(12)
10.11	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated November 28, 2007 (translated from German to English).(12)
10.12	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 6, 2007 (translated from German to English).(12)
10.13	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 7, 2007 (translated from German to English).(12)
10.14	Management Consultant Agreement dated March 1, 2008 between the Company and Dr. Rudolf Mauer.(11)
10.15	Share Exchange Agreement dated for reference as of March 31, 2008 among Blackstone Lake Minerals Inc., Inventa Holding GmbH and Skyflyer Technology GmbH.(13)
10.16	Management Consultant Agreement dated October 1, 2008 between the Company and John Boschert.(14)
10.17	Technology Purchase Agreement dated October 16, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(15)
10.18

Amendment Agreement to Technology Purchase Agreement dated October 16, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(16)

10.19	Technology Purchase Agreement dated December 19, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(17)
10.20	Promissory Note between Caleco Pharma Corp. (our former wholly owned subsidiary) and NY Financial (International) Inc.(18)
10.21	Investor Relations Service Agreement between the Company and Evergreen Marketing, Inc. dated October 6, 2009.(21)
10.22	Consulting Agreement dated October 27, 2009 between the Company and Professor Harry H.S. Fong.(22)
10.23	License Agreement dated November 1, 2009 between the Company and Caleco Pharma S.L.(23)
10.24	Consulting Agreement dated December 17, 2009 between the Company and Peter Kitzinski.(24)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 26, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on December 15, 2006.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2007.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on September 19, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on October 11, 2007.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed on October 23, 2007.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on January 25, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on March 13, 2008.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on March 21, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on April 8, 2008.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on October 7, 2008.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 2, 2008.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 29, 2008.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 27, 2009.
(19)	Filed as an exhibit to our Annual Report on Form 10-K filed on February 13, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on September 4, 2009.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on October 9, 2009.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on November 2, 2009.
(23)	Filed as an exhibit to our Current Report on Form 8-K filed on November 5, 2009.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on December 23, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALECO PHARMA CORP.

Date:	February 9, 2010	By:	/s/ John Boschert
JOHN BOSCHERT
President, Secretary, Treasurer, Chief Executive Officer,
and Chief Financial Officer
(Principal Executive Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 9, 2010	By:	/s/ John Boschert
JOHN BOSCHERT
President, Secretary, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director

Date:	February 9, 2010	By:	/s/ James Sandino
JAMES SANDINO
Director

Date:	February 9, 2010	By:	/s/ F. Javier Benedi Garcia
F. JAVIER BENEDI GARCIA
Director