Form 10-Q
period 2010-01-31
CALECO PHARMA CORP.
filed 2010-03-17
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-51261

CALECO PHARMA CORP.
(Exact name of registrant as specified in its charter)

NEVADA	20-1147435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

103 East Holly Street, #410, National Bank Building
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 15, 2010, the Issuer had 88,259,674 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended January 31, 2010 are not necessarily indicative of the results that can be expected for the year ending October 31, 2010.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” “Caleco” and the “Company” mean Caleco Pharma Corp. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CALECO PHARMA CORP.

(formerly Blackstone Lake Minerals Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

January 31, 2010
(Unaudited)

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)

	January 31,	October 31,
	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	$67,005	$271,106
Deferred tax asset, less valuation allowance of $1,864,631 (2009 -$1,806,741)	-	-
Total Current Assets	67,005	271,106

Investment (Note 4)	491	-
Mineral property (Note 5)	-	-
Intangibles (Note 6)	691,331	691,331
Total Assets	$758,827	$962,437

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$241,867	$447,488
Accounts payable and accrued liabilities –related parties (Note 8)	103,621	149,987
Loans Payable (Note 7)	258,422	326,210
Total Current Liabilities	603,910	923,685

Commitments and Contractual Obligations (Note 10, 11, 12)

Stockholders’ Equity
Common stock (Note 9)
Authorized
975,000,000 common shares, par value $0.001
Issued and outstanding
January 31, 2010 -87,454,674
October 31, 2009 -83,073,744	87,455	83,074
Additional paid-in capital	5,990,788	5,557,076
Subscriptions received	9,000	160,663
Accumulated other comprehensive loss: Foreign currency cumulative translation adjustment	(174,074)	(174,074)
Deficit	(718,605)	(718,605)
Deficit accumulated during the development stage	(5,039,647)	(4,869,382)
Total Stockholders’ Equity	154,917	38,752

Total Liabilities and Stockholders’ Equity	$758,827	$962,437

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From October 19,	Three	Three
	2007 (start of the	Months	Months
	development stage)	Ended	Ended
	to January 31,	January 31,	January 31,
	2010	2010	2009

EXPENSES

Management fees	$92,002	$10,500	$7,500
Mineral exploration costs	13,710	-	-
Professional fees	502,728	100,046	68,842
Other operating expenses	339,421	72,056	176,551
Foreign currency loss (gain)	59,503	(14,651)	(7,775)

LOSS BEFORE OTHER ITEMS AND INCOME TAXES	1,007,364	167,951	245,118

Interest expense	97,412	2,805	12,733
Write off of mineral property	200,000	-	-
Write off of account payable	(45,743)	-	-
Grant of license	(491)	(491)	-

LOSS BEFORE INCOME TAXES	1,258,542	170,265	257,851

Provision for income taxes	-	-	-

LOSS FROM CONTINUING OPERATIONS	1,258,542	170,265	257,851

Discontinued operations	3,781,105	-	-

NET LOSS	5,039,647	170,265	257,851

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	151,900	-	-

COMPREHENSIVE LOSS	$5,191,547	$170,265	$257,851

BASIC AND DILUTED NET LOSS FROM CONTINUING
OPERATIONS PER SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		85,120,749	70,200,000

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From October 19,	Three	Three
	2007(start of the	Months	Months
	development stage)	Ended	Ended
	to January 31,	January 31,	January 31,
	2010	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(1,258,542)	$(170,265)	$(257,851)
Adjustments to reconcile net loss to cash used in operating activities:
Write off of mineral property	200,000	-	-
Write off of accounts payable	(45,743)	-	-
Issuance of capital stock for services	10,800	-	-
Grant of license	(491)	(491)	-
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(101,364)	(184,621)	767,138
Increase (decrease) in accounts payable and accrued liabilities –related parties	98,266	(46,366)	5,247
Increase (decrease) in accrued interest payable	41,328	(32,549)	10,233
Net cash used in operating activities of discontinued operations	(103,029)	-	-

Net cash used in operating activities	(1,158,775)	(434,292)	524,767

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	(200,000)	-	-
Acquisition of intangibles	(22,500)	-	(697,331)

Net cash used in investing activities	(222,500)	-	(697,331)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from / (repayments to) loans payable, net	(26,209)	(20,239)	71,500
Issuance of capital stock for cash	1,141,743	402,093	-
Subscriptions received	9,000	(151,663)	102,000
Net cash provided by financing activities of discontinued operations	74,379	-	-

Net cash provided by financing activities	1,198,913	230,191	173,500

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	3,755	-	-

NET INCREASE (DECREASE) IN CASH	(178,607)	(204,101)	936

CASH, BEGINNING OF PERIOD	245,612	271,106	52

CASH, END OF PERIOD	$67,005	$67,005	$988

CASH –DISCONTINUED OPERATIONS	$-	$-	$-
CASH –CONTINUING OPERATIONS	$67,005	$67,005	$988

Supplemental Disclosure with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2010
(Unaudited)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Caleco Pharma Corp. (formerly Blackstone Lake Minerals Inc.) (the “Company”) was incorporated on May 18, 2004, under the laws of the State of Nevada and was in the business of exploring mineral properties. Effective April 19, 2006, the Company acquired 100% of the issued and outstanding shares of Skyflyer Technology GmbH (“Skyflyer Technology”), a company engaged in the development and commercialization of a one or two person, recreation flying device. On October 18, 2007, the Company acquired a 100% interest in a mineral claim (the “Blackstone Lake Property”) in Saskatchewan, Canada. The Company was focusing its resources on the development and exploration of the Blackstone Lake Property and on April 11, 2008, the Company sold its interest in Skyflyer Technology. On January 27, 2009, pursuant to a technology purchase agreement with NY Financial (International) Corp. (“NY Financial”), the Company’s former wholly-owned subsidiary, Caleco Pharma Corp. (“Caleco-Sub”), acquired a proprietary technology and the intellectual property related thereto for the treatment of liver disease and other ailments, particularly resulting from viral infections such as the Hepatitis C virus infection (the “Technology”) (Note 10). The Company has also developed or is in the process of developing food supplements, hair and dermatological products, energy drinks and chewing gum that derive their formulations from the Technology. These products are being developed to provide enhancement to an individual’s immune system. On March 12, 2010, the Company entered into an exclusive license agreement with Natac Biotech S.L. (“Natac”), a Spanish biotechnology corporation engaged in the research and development of health related products, whereby Natac has granted the Company the exclusive right to develop, commercialize, market and distribute five compounds (AOF, AH-FLO, JHF, HGF, NB-VAL40) derived from plant extracts throughout North and South America (Note 14). On November 22, 2009, the Company allowed the Blackstone Lake Property to lapse and as a result, the Company wrote down the mineral property to $Nil at October 31, 2009. The Company is considered to be a development stage company, as it has not generated significant revenues from operations.

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

These unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at January 31, 2010 and for all periods presented, have been included. Interim results for the period ended January 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2010
(Unaudited)

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
January 31, 2010
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(c)	Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At January 31, 2010 and October 31, 2009, the Company had no cash equivalents.

	(d)	Investments

The Company accounts for investments in companies subject to significant influence (generally those companies in which interests ranging from 20% to 50% are held) on the equity basis. Investments in companies that the Company is unable to significantly influence are carried at cost.

Investments in which the Company holds a 51% or greater interest are consolidated, unless control does not exist due to the Company’s inability to determine the investees strategic operating, financing and investing policies.

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
January 31, 2010
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

The Company accounts for share-based compensation under the provisions of ASC 718, “Compensation-Stock Compensation”. Under the fair value recognition provisions, stock-based compensation expense is measured at the grant date for all stock-based awards to employees and directors and is recognized as an expense over the requisite service period, which is generally the vesting period. The Black-Scholes option valuation model is used to calculate fair value.

The Company accounts for stock compensation arrangements with non-employees in accordance with ASC 718 which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Nonemployee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model.

	(j)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of January 31, 2010 and 2009, there were no potentially dilutive securities outstanding.

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

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2010
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(l)	Development stage

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

During the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105,”Generally Accepted Accounting Principles”(the Codification). The Codification has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non- grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s financial statements, it did not result in any impact on the Company’s results of operations, financial condition, or cash flows.

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

ASC 855-10-20, “Subsequent Events” establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This statement is effective for the Company’s third quarter ended May 31, 2009 and the adoption did not have an impact on the financial statements. See Note14 for the required disclosures.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2010
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(n)	Recent accounting pronouncements (continued)

In April 2009, the FASB issued ASC 820-10-65 formerly FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). This provides significant guidance for determining when a market has become inactive as well as guidance for determining whether transactions are not orderly. It also provides guidance on the use of valuation techniques and the use of broker quotes and pricing services. It reiterates that fair value is based on an exit price and also that fair value is market-driven and not entity-specific. The accounting standard of codification applies to all assets and liabilities within thescope of ASC 820 and is effective for all interim and annual periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

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

Certain amounts reported in the prior period have been reclassified to conform to the current period’s presentation.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2010
(Unaudited)

4.	INVESTMENT

On November 1, 2009 the Company acquired 334 shares, representing a 10% interest, in Caleco Pharma Europe S.L. (“SL), a Spanish Corporation, pursuant to a license agreement (see Note 12). The Company recorded an investment cost of Euro 334 (US $491). SL is accounted for at cost as the Company is unable to exercise significant influence.

5.	MINERAL PROPERTY

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

6.	INTANGIBLES

	January 31,	October 31,
	2010	2009

Patents (Note 11)	$80,000	$80,000
Intellectual property (Note 11)	611,331	611,331
	691,331	691,331
Accumulated amortization	-	-

Net book value	$691,331	$691,331

During the period ended January 31, 2010, the Company did not amortize $80,000 and $611,311 of its patents and intellectual property as the patents have not yet been awarded and/or they have not begun to generate revenues and the intellectual property has an indefinite life. Capitalized amounts relate to purchase costs and legal, consulting and advisory costs incurred in registration of the patents and intellectual property.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2010
(Unaudited)

7.	LOANS PAYABLE

During the year ended October 31, 2009, Euro 112,000 (US $155,211) in accounts payable was reclassified to loans payable. The loans are non-interest bearing. One loan of Euro 56,000 (US $77,606) was due February 1, 2010 and has not been paid. The second loan of Euro 56,000 (US $77,605) is due June 1, 2010.

During the year ended October 31, 2009, a loan was granted from a third party totaling $15,000. The loan is non-interest bearing and is due on demand. On January 15, 2010, the loan of $15,000 was settled for shares of the Company’s common stock.

During the year ended October 31, 2009, a loan was granted from a third party company for $1,200. The loan bore interest at 10% per annum and was due on demand. On October 5, 2009, the loan of $1,200 was settled for shares of the Company’s common stock.

During the year ended October 31, 2009, a loan was granted from NY Financial totaling $77,500 of which $74,159 was repaid in the same period. The loan bears interest at 10% per annum, compounded monthly, beginning January 31, 2009 and is due on demand (Note 11). Interest expense included in the statement of operations for the three months ended January 31, 2010 totaled $86.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $47,000. The loans bore interest at 10% per annum and were due on demand. On October 5, 2009, the loans and accrued interest totaling $53,907 was settled for shares of the Company’s common stock. Interest expense included in the statement of operations for the three months ended January 31, 2009 totaled $987.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $28,000. The loans bore interest at 10% per annum and were due on demand. On October 5, 2009, the loans and accrued interest totaling $32,339 was settled for shares of the Company’s common stock. Interest expense included in the statement of operations for the three months ended January 31, 2009 totaled $564.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $18,100. The loans bear interest at 10% per annum and are due on demand. On October 5, 2009, the loans and accrued interest totaling $21,203 was settled for shares of the Company’s common stock. Interest expense included in the statement of operations for the three months ended January 31, 2009 totaled $456.

During the year ended October 31, 2007, several loans were granted from a third party company totaling $290,000. Loans totaling $280,000 bear interest at 8% per annum, are compounded annually, and were due April 30, 2009. The loans were verbally extended with the same terms and were due on demand. A loan of $10,000 was non-interest bearing and had no specific terms of repayment. On October 1, 2007, the Company agreed to begin paying interest on this loan at 8% per annum and agreed to repay the loan on demand. On October 5, 2009, the loans and accrued interest totaling $335,114 was settled for shares of the Company’s common stock. Interest expense included in the statement of operations for the three months ended January 31, 2009 totaled $6,316.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2010
(Unaudited)

7.	LOANS PAYABLE (continued)

During the year ended October 31, 2006, two loans were granted from a third party company for $50,000 and $100,000. The loans bear interest at 8% per annum, are compounded annually, and were due May 16, 2008 and June 19, 2008 respectively. On each of the loan’s due dates, the loans were verbally extended with the same terms and are due on demand. During the year ended October 31, 2009, $41,111 of principal and $16,389 of accrued interest was paid. During the three months ended January 31, 2009, $9,646 of principal and $35,354 of accrued interest was paid. Interest expense included in the statement of operations for the three months ended January 31, 2010 and 2009 totaled $2,719 and $4,410, respectively.

8.	RELATED PARTY TRANSACTIONS

At January 31, 2010 and October 31, 2009, included in accounts payable and accrued liabilities –related parties is $20,758 owed to a former director and officer of the Company for management fees and reimbursement of expenses. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

At January 31, 2010 and October 31, 2009, included in accounts payable and accrued liabilities –related parties is Euro 5,000 (US $6,929) and Euro 5,000 (US $7,380), respectively, owed to a company owned by a former officer and director of the Company for management fees. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. The consulting fees are included in professional fees on the statement of operations.

At January 31, 2010 and October 31, 2009, included in accounts payable and accrued liabilities –related parties is $18,934 and $64,849, respectively, owed to officers and/or directors of the Company for management fees and reimbursement of expenses. Consulting fees paid to an officer and director of the Company for the three months ended January 31, 2010 and 2009 totaled $10,500 and $7,500, respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. The consulting fees are included in professional fees on the statement of operations.

At January 31, 2010 and October 31, 2009 included in accounts payable and accrued liabilities –related parties is $57,000 owed to a company owned by a director of the Company for consulting fees. The consulting fees are included in professional fees on the statement of operations.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2010
(Unaudited)

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

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2010
(Unaudited)

9.	COMMON STOCK (continued)

On December 22, 2009, the Company issued 1,145,000 shares of its common stock at $0.10 per share for total proceeds of $114,500 in a private placement transaction. The Company also issued 100,000 shares of its common stock at $0.10 per share for settlement of accounts payable with an aggregate value totaling $10,000.

On January 15, 2010, the Company issued 337,300 shares of its common stock at $0.10 per share for total proceeds of $33,730.

On January 15, 2010, the Company issued 200,000 shares of its common stock at $0.10 per share for total proceeds of $20,000 in a private placement transaction. The Company also issued 260,000 shares of its common stock at $0.10 per share for settlement of accounts payable with an aggregate value totaling $11,000 and loans payable with an aggregate value totaling $15,000.

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
January 31, 2010
(Unaudited)

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

Caleco-Sub has also agreed to reimburse the documented costs related to the Technology totaling Euro 432,000 (US $598,670) and $66,500. As at January 31, 2010, the Company has paid Euro 265,311 (US $367,670) and $18,250 in cash, has issued promissory notes for accounts payable totaling Euro 112,000 (US $155,211) and has issued 300,000 shares of its common stock at $0.10 per share for settlement of accounts payable with an aggregate value totaling $30,000. One promissory note of Euro 56,000 (US $77,606) was due February 1, 2010 and has not been paid.

12.	LICENSE AGREEMENT

On November 1, 2009, the Company entered into a license agreement (the “Europe License Agreement”) with Caleco Pharma Europe S.L. (“SL”), a Spanish Corporation, whereby the Company granted SL an exclusive license in the European Continent to market and exploit certain products the Company has developed or is developing.

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
(Expressed in U.S. Dollars)
January 31, 2010
(Unaudited)

12.	LICENSE AGREEMENT (continued)

(b)

pay a royalty of five percent (5%) of its gross sales of the Products (Food supplements (Lamiridosin), Hair and Dermatological Products (LamiriShampoo, LamiriHair Conditioner, LamiriHair Tonic, LamiriGel and LamiriCreme), Energy Drinks (KTKin) and Chewing Gum (KTK Chewing Gum and KTKids Children Chewing Gum) to the Company.

The term of the exclusive license is for a period of twenty years. The Company may terminate the Europe License Agreement if SL does not achieve the following annual gross revenues: (i) $3,000,000 from the sale of the Products during the period of July 31, 2012 to July 30, 2013; (ii) $5,000,000 from the sale of the Products during the period of July 31, 2013 to July 30, 2014; and (iii) $12,000,000 from the sale of the Products during the period of July 31, 2014 to July 30, 2015.

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from
	October 19, 2007	Three	Three
	(start of the	Months	Months
	development stage)	Ended	Ended
	to January 31,	January 31,	January 31,
	2010	2010	2009

Cash paid for:
Interest	$59,064	$35,354	$2,500
Income taxes	$-	$-	$-

Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the three months ended January 31, 2010, $21,000 in accounts payable was settled by the issuance of 210,000 shares of the Company’s common stock.

During the three months ended January 31, 2010, $15,000 in loans payable was settled by the issuance of 150,000 shares of the Company’s common stock.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2010
(Unaudited)

14.	SUBSEQUENT EVENTS

i)

On February 9, 2010, the Company entered into an agreement (the “Sponsorship Agreement”) with ICF Kursmakler AG (“ICF Kursmakler”), a German investment bank that is a designated sponsor on Frankfurt Stock Exchange’s Xetra trading platform, whereby ICF Kursmakler will act as the Company’s sponsor on the Frankfurt Stock Exchange. In consideration of these services, the Company has agreed to pay an annual fee of Euro 30,000 (US $41,574) to ICF Kursmakler. The term of the Sponsorship Agreement commences on March 1, 2010. Either party may terminate the Sponsorship Agreement without cause at the end of each quarter with six weeks notice in writing. Neither party may terminate the Sponsorship Agreement prior to March 1, 2011.

ii)

On February 9, 2010, the Company entered into a consulting agreement, effective February 1, 2010, with BlueWater Advisory Group, LLC (“BlueWater”) whereby BlueWater has agreed to provide the Company with investor relations services. In consideration of these services, the Company has agreed to pay BlueWater $3,500 per month, reimburse BlueWater for all out-of-pocket expenses incurred in connection with this agreement and issue to BlueWater 300,000 shares of the Company’s common stock. Either party may terminate the consulting agreement upon five days written notice.

iii)

On February 10, 2010, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Natac Biotech S.L. (“Natac”), a Spanish biotechnology corporation engaged in the research and development of health related products, and the principal stockholders of Natac (the “Principal Stockholders”). Under the terms of the Share Purchase Agreement, the Company has agreed to acquire eighteen percent (18%) of the share capital of Natac from the Principal Stockholders (the “Natac Shares”). In consideration of the Natac Shares, the Company has agreed to issue an aggregate of 4,300,000 shares of its common stock to the Principal Stockholders.

The closing of the Share Purchase Agreement is expected to occur on or before March 19, 2010 and is subject to a number of customary conditions, including:

		(a)	the closing of a research and licensing agreement whereby the Company will acquire an exclusive license to certain probiotic strains for the countries located in North and South America;

(b)

the closing of an exclusive licensing agreement whereby the Company will acquire an exclusive license to certain health related products for the countries located in North and South America (closed March 12, 2010); and

		(c)	the closing of a lab facilities and services agreement whereby Natac shall provide certain services and laboratory access to the Company.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2010
(Unaudited)

14.	SUBSEQUENT EVENTS (continued)

iv)

On February 18, 2010, the Company entered into a lab facilities and service agreement (the “Lab Facilities and Service Agreement”) with Natac whereby the Company will have access to Natac’s laboratory facility and procure certain laboratory services from Natac in consideration of the following:

		(a)	Euro 20,000 (US $27,716) (which amount has been paid on February 10, 2010);

		(b)	issuance of a promissory note in the amount of Euro 130,000 (US $180,155) payable on or before March 19, 2010 (which promissory note has been issued on February 10, 2010);

		(c)	Euro 100,000 (US $138,581) on or before March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010; and

		(d)	Euro 125,000 (US $173,226) on or before:

(i) March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011; and

(ii) March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012.

The closing of the Lab Facilities and Service Agreement is expected to occur on or before March 19, 2010 and is subject to a number of customary conditions, including:

		(a)	the closing of a research and licensing agreement whereby the Company will acquire an exclusive license to certain probiotic strains for the countries located in North and South America; and

(b)

the closing of an exclusive licensing agreement whereby the Company will acquire an exclusive license to certain health related products for the countries located in North and South America. (closed March 12, 2010)

Upon closing, the term of the Lab Facilities and Service Agreement will be until March 31, 2012 and either party may terminate the Lab Facilities and Service Agreement if there is a material breach of the Lab Facilities and Service Agreement by the other party.

	v)	On February 18, 2010, the Company issued 365,000 shares of its common stock at $0.10 per share for total proceeds of $36,500 in a private placement transaction.

	vi)	On February 18, 2010, the Company issued 140,000 shares of its common stock at $0.10 per share for total proceeds of $14,000 in a private placement transaction.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2010
(Unaudited)

14.	SUBSEQUENT EVENTS (continued)

vii)

On, March 12, 2010, the Company entered into an exclusive license agreement (the “License Agreement”) with Natac whereby Natac has granted the Company the exclusive right to develop, commercialize, market and distribute five compounds (AOF, AH-FLO, JHF, HGF, NBVAL40) derived from plant extracts throughout North and South America.

In consideration of the exclusive license, the Company has agreed to pay a royalty of five percent (5%) of the net sales of the compounds in North and South America. Under the terms of the License Agreement, the Company is also required to:

		(a)	purchase the products from Natac in accordance with the terms of the License Agreement;

		(b)	complete its first commercial sale of the products by March 31, 2011;

		(c)	purchase a minimum of 300,000 units, each unit being 10 grams, of the products from Natac by the end of 2011; and

		(d)	within one year of entering into the License Agreement, complete a clinical trial(s) for the purpose of supporting the effectiveness of the products.

The Company has the right to sub-license the five compounds in North and South America and the right to assign the entire interest in the License Agreement subject to the following:

		(a)	if the assignment is for cash consideration only, the Company will be entitled to retain 90% of the cash payment and Natac will be entitled to 10% of the cash payment; and

(b)

if the assignment is for a combination of a cash payment and royalties, the Company will be entitled to retain 90% of the cash payment and royalty with 10% of the cash payment and royalty being paid to Natac.

The term of the License Agreement is for a period of twenty years.

As of March 16, 2010, there were no further subsequent events.

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

On March 12, 2010, we entered into an exclusive license agreement with Natac Biotech S.L. (“Natac”), a Spanish biotechnology corporation engaged in the research and development of health related products, whereby Natac has granted us the exclusive right to develop, commercialize, market and distribute five compounds (AOF, AH-FLO, JHF, HGF, NB-VAL40) derived from plant extracts throughout North and South America. The details of the License Agreement are set out below under the heading “Principal Products – Natac and Health Related Products”.

RECENT CORPORATE DEVELOPMENTS

We experienced the following corporate developments since the filing of our Annual Report on Form 10-K for the year ended October 31, 2009 on February 9, 2010:

1.

On February 9, 2010, we entered into a designated sponsorship agreement with ICF Kursmakler AG (“ICF Kursmakler”), a German investment bank that is a designated sponsor on Frankfurt Stock Exchange’s Xetra trading platform, whereby ICF Kursmakler will act as our sponsor on the Frankfurt Stock Exchange. As our sponsor, ICF Kursmakler has agreed to provide additional liquidity of our shares on the Xetra trading system in accordance with the regulations of the Frankfurt Stock Exchange. In consideration of these services, we agreed to pay an annual fee of 30,000 Euros to ICF Kursmakler. The term of the Sponsorship Agreement commences on March 1, 2010. Either party may terminate the Sponsorship Agreement without cause at the end of each quarter on six weeks notice. Neither party may terminate the Sponsorship Agreement prior to March 1, 2011.

2.

Also on February 9, 2010, we entered into a consulting agreement, dated for reference February 1, 2010, with BlueWater Advisory Group, LLC (“BlueWater”) whereby BlueWater has agreed to provide us with investor relations services. The investor relations services to be provided by BlueWater include, among other things: the development of our investor relation strategies; preparation of executive summaries and corporate profiles; assisting in the preparation of news releases; assisting in incorporating our investor relations strategy in our corporate website, and other steps to enhance our visibility among investors, analysts and portfolio managers.

In consideration of these services, we agreed to pay BlueWater $3,500 per month, reimburse BlueWater for all out-of-pocket expenses incurred in connection with this agreement and issue to BlueWater 300,000 restricted shares of our common stock pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). Either party may terminate the consulting agreement upon five days written notice.

3.

On February 10, 2010, we entered into a share purchase agreement (the “Share Purchase Agreement”) with Natac and the principal stockholders of Natac (the “Principal Stockholders”) The details of the Share Purchase Agreement are set out below under the heading “Principal Products – Natac and Health Related Products.”

4.

On February 18, 2010, we entered into a lab facilities and service agreement (the “Lab Facilities and Service Agreement”) with Natac whereby we will have access to Natac’s laboratory facility and procure certain laboratory services from Natac. The details of the Lab Facilities and Services Agreement are set out below under the heading “Principal Products – Natac and Health Related Products.”

5.

Also on February 18, 2010, we completed the final tranche of our $1.6 million foreign private placement by issuing 365,000 shares at a price of $0.10 per share for total proceeds of $36,500. The issuances were completed pursuant to the provisions of Regulation S of the Securities Act. We did not engage in a distribution of this offering in the United States. Each of the subscribers represented that they were not “US persons” as defined in Regulation S of the Securities Act and that they were not acquiring the shares for the account or benefit of a US person.

To date, we have issued a total of 15,999,674 shares of our common stock for cash proceeds of $1,078,244 and to settle outstanding indebtedness of $521,724 under the foreign private placement. The foreign private placement is now closed.

6.

Also on February 18, 2010, we completed the final tranche of our U.S. private placement by issuing 140,000 shares at a price of $0.10 per share for cash proceeds of $14,000. The issuances were completed pursuant to the provisions of Rule 506 of Regulation D of the Securities Act. Each subscriber represented that they were an accredited investor as defined under Regulation D.

To date, we have issued a total of 1,700,000 shares of our common stock for cash proceeds of $114,000 and to settle outstanding indebtedness of $56,000 under the U.S. private placement. This represents an over-allotment of 50,000 shares from the number of shares approved by our directors for the U.S. private placement offering. To account for the over-allotment, the directors approved an increase to the number of shares being offering under the U.S. private placement to 1,700,000 shares. The U.S. private placement is now closed.

7.

On, March 12, 2010, we entered into the License Agreement with Natac whereby Natac granted us an exclusive license to certain compounds derived from plant extracts through North and South America. The details of the license agreement are set out below under the heading “Principal Products – Natac and Health Related Products.”

PRINCIPAL PRODUCTS

Liver Heath Formula

We acquired the Liver Health Formula pursuant to the terms and conditions of a technology purchase agreement dated December 19, 2008 (the “Technology Purchase Agreement”) among NY Financial (International) Corp. (“NY Financial”), the Company, Caleco Pharma Corp., formerly our wholly owned subsidiary, and John Boschert, our sole executive officer and a director. Under the terms of the Technology Purchase Agreement, NY Financial assigned and transferred the Liver Health Formula to us in consideration of which we:

(a)	paid $22,500 in cash to NY Financial; and

(b)

issued a non-interest bearing promissory note in the amount of $77,500 to NY Financial. On January 31, 2009, we became in default of the promissory note as we were unable to pay the $77,500. As a result, the unpaid portion of the promissory note bears interest at a rate of ten per cent (10%) per annum. As at January 31, 2010, we have repaid $74,159, with a balance of $3,479 remaining.

As further consideration, Mr. Boschert transferred 32,000,000 shares of our common stock held by him to NY Financial, which resulted in a change in control. We also appointed F. Javier Benedi Garcia, the sole director of NY Financial, to our Board of Directors.

Following closing, we agreed to reimburse the documented costs related to the recording of the patent applications and the filing of the European Drug Master File applications, which amount is not to exceed 590,000 EUR. Subsequent to the entry into the Technology Purchase Agreement, we determined that the reimbursable expenses amounted to 432,000 Euros (approximately $598,670) and $66,500. As at January 31, 2010, of the 432,000 EUR to be reimbursed, we have paid 265,311 EUR (approximately $367,670) and $18,250 in cash, and issued a promissory note of 56,000 EUR (approximately $77,606) due on February 1, 2010 (which amount has not been paid) and a promissory note of 56,000 EUR (approximately $77,605) due on June 1, 2010. Of the $66,500 to be reimbursed, we have settled the $30,000 indebtedness through the issuance of our common stock. In addition, the parties also agreed that:

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

In consideration for these services, we agreed to pay EUR 20,100 (approximately $27,855) to Cosmetic Project Management, of which EUR 10,500 (approximately $14,551) has already been paid as a deposit. The balance of the payment is to be paid immediately prior to the production of the samples.

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

Under the Europe License Agreement, SL was required to provide a development plan for the development of the Licensed Products. As of the date of this Quarterly Report, we have yet to receive an acceptable development plan and are currently in discussions with SL to resolve this matter.

Natac and Health Related Products

Share Purchase Agreement

On February 10, 2010, we entered into a share purchase agreement (the “Share Purchase Agreement”) with Natac and the Principal Stockholders. Under the terms of the Share Purchase Agreement, we agreed to acquire eighteen percent (18%) of the share capital of Natac from the Principal Stockholders (the “Natac Shares”). In consideration of the Natac Shares, we agreed to issue an aggregate of 4,300,000 shares of our common stock to the Principal Stockholders.

The closing of the Share Purchase Agreement is expected to occur on or before March 19, 2010 and is subject to a number of customary conditions, including:

(a)	the closing of a research and licensing agreement whereby we will acquire an exclusive license to certain probiotic strains for the countries located in North and South America;

(b)	the closing of an exclusive licensing agreement whereby we will acquire an exclusive license to certain health related products for the countries located in North and South America; and

(c)	the closing of a lab facilities and services agreement whereby Natac shall provide certain services and laboratory access to us.

Following closing of the Share Purchase Agreement, Natac has agreed to appoint a nominee of the Company to the Board of Directors of Natac. In addition, we have also agreed to appoint a nominee of Natac to our Board of Directors.

There is no assurance that we will complete our acquisition of the Natac Shares.

Lab Facilities and Service Agreement

On February 18, 2010, we entered into a lab facilities and service agreement (the “Lab Facilities and Service Agreement”) with Natac whereby we will have access to Natac’s laboratory facility and procure certain laboratory services from Natac in consideration of the following:

(a)	20,000 Euros (approximately $27,716) (which amount has been paid on February 10, 2010);

(b)	issuance of a promissory note in the amount of 130,000 Euros (approximately $180,155) payable on or before March 19, 2010 (which promissory note has been issued on February 10, 2010);

(c)	100,000 Euros (approximately $138,581) on or before March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010; and

(d)	125,000 Euros (approximately $173,226) on or before:
(i) March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011; and
(ii) March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012.

The closing of the Lab Facilities and Service Agreement is expected to occur on or before March 19, 2010 and is subject to a number of customary conditions, including:

(a)	the closing of a research and licensing agreement whereby we will acquire an exclusive license to certain probiotic strains for the countries located in North and South America; and

(b)	the closing of an exclusive licensing agreement whereby we will acquire an exclusive license to certain health related products for the countries located in North and South America.

There is no assurance that we will be able to complete the closing of the Lab Facilities and Services Agreement.

License Agreement – Health Related Compounds

On, March 12, 2010, we entered into an exclusive license agreement (the “License Agreement”) with Natac whereby Natac has granted us the exclusive right to develop, commercialize, market and distribute five compounds (AOF, AH-FLO, JHF, HGF, NBVAL40) derived from plant extracts throughout North and South America.

In consideration of the exclusive license, we have agreed to pay a royalty of five percent (5%) of the net sales of the compounds in North and South America. Under the terms of the License Agreement, we are also required to:

(a)	purchase the products from Natac in accordance with the terms of the License Agreement;

(b)	complete our first commercial sale of the products by March 31, 2011;

(c)	purchase a minimum of 300,000 units, each unit being 10 grams, of the products from Natac by the end of 2011; and

(d)	within one year of entering into the License Agreement, complete a clinical trial(s) for the purpose of supporting the effectiveness of the products.

The License Agreement also provides that we will have the right to sub-license the five compounds in North and South America. We will also have the right to assign our entire interest in the License Agreement subject to the following:

(a)	if the assignment is for cash consideration only, we will be entitled to retain 90% of the cash payment and Natac will be entitled to 10% of the cash payment; and

(b)	if the assignment is for a combination of a cash payment and royalties, we will be entitled to retain 90% of the cash payment and royalty with 10% of the cash payment and royalty being paid to Natac.

The term of the License Agreement is for a period of twenty years.

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

HP-202 Compound: We also plan to initiate pre-clinical work related to discover a second antiviral New Drug Application pipeline product referred to as HP-202. This pre-clinical work will include anti-viral and cytotoxicity assays. We anticipate that the costs related to the HP-202 New Drug Application pathway will be $200,000 in 2010.

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

RESULTS OF OPERATIONS

Three Months Summary
	Three Months	Three Months
	Ended	Ended	Percentage
	January 31, 2010	January 31, 2009	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(167,951)	(245,118)	(31.5)%
Interest Expense	(2,805)	(12,733)	(78.0)%
Grant of License	491	-	n/a
Net (Loss)	$(170,265)	$(257,851)	(34.0)%

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

Expenses
	Three Months	Three Months
	Ended	Ended	Percentage
	January 31, 2010	January 31, 2009	Increase / (Decrease)
Management fees	$10,500	$7,500	40.0%
Professional fees	100,046	68,842	45.3%
Other operating expenses	72,056	176,551	(59.2)%
Foreign currency loss (gain)	(14,651)	(7,775)	88.4%
Total Expenses	$167,951	$245,118	(31.5)%

Our expenses decreased from $245,118, during the three months ended January 31, 2009, to $167,951, during the three months ended January 31, 2010. The decrease in our expenses is primarily attributable to an decrease in other operating expenses and an increase in a foreign currency gain. These amounts were partially offset by increases in professional fees and management fees.

Management fees include amounts paid as compensation to our officers and directors. During the three months January 31, 2010, we incurred management fees of $2,500 per month to our sole executive officer and $1,000 to a member of our Board of Directors.

Professional fees consisted of: (i) legal fees related to our proposed transactions with Natac and meeting our reporting requirements under the Exchange Act; (ii) accounting and audit fees related to meeting our reporting requirements under the Exchange Act; and (iii) consulting fees related to payments to consultants regarding product development. The additional professional fees during three months ended January 31, 2010 are primarily a result of our proposed transactions with Natac and consulting fees related to product development.

Other operating expenses primarily consisted of travel, office and website development expenses.

The increase in foreign currency gain primarily relates to favorable exchange rates in connection with our outstanding accounts payable and loans payable.

If we are able to obtain sufficient financing to undertake our proposed business plan for our over-the-counter and pharmaceutical business, our expenses are anticipated to increase significantly.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2010	At October 31, 2009	Increase / (Decrease)
Current Assets	$67,005	$271,106	(75.3)%
Current Liabilities	(603,910)	(923,685)	(34.6)%
Working Capital Deficit	$(536,905)	$(652,579)	(17.7)%

Cash Flows
	Three Months Ended	Three Months Ended
	January 31, 2010	January 31, 2009
Cash Flows used in (provided by) Operating Activities	$(434,292)	$524,767
Cash Flows used in Investing Activities	-	(697,331)
Cash Flows from Financing Activities	230,191	173,500
Effect of Foreign Currency Translations	-	-
Net Decrease in Cash During Period	$(204,101)	$936

Our working capital deficit decreased from $652,579, as at October 31, 2009, to $536,905, as at January 31, 2010. The decrease in our working capital deficit is due to a decrease in accounts payable and the repayment of a portion of our loans payable.

During the quarter ended January 31, 2010, we completed the following equity financings:

(a)	we issued 3,870,930 shares of our common stock for cash proceeds of $377,093 and to settle outstanding indebtedness of $10,000 under our Foreign Private Placement; and

(b)	we issued 510,000 shares of our common stock for cash proceeds of $25,000 and to settle outstanding indebtedness of $26,000 under our U.S. Private Placement.

Subsequent to our quarter ended January 31, 2010, we completed the following equity financings:

(a)	we issued 365,000 shares of our common stock for cash proceeds of $36,500 under our Foreign Private Placement; and

(b)	we issued 140,000 shares of our common stock for cash proceeds of $14,000 under our U.S. Private Placement.

Future Financings

As at January 31, 2010, we had cash on hand of $67,005. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term. Any future financing that we obtain is expected to be in the form of sales of our equity securities. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. There is a substantial doubt that we will be able to obtain financing in an amount that is sufficient to enable us to complete our proposed plan of operation. If we are not successful in raising sufficient financing, we will not be able to complete our plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

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

Our significant accounting policies are described in Note 3 to our interim financial statements for the period ended January 31, 2010 included in this Quarterly Report on Form 10-Q.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.         CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for our year ended October 31, 2009 (the “2009 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

Not Applicable.

ITEM 5. OTHER INFORMATION.

Entry Into a Material Definitive Agreement

On, March 12, 2010, we entered into an exclusive license agreement with Natac Biotech, S.L. (“Natac”) whereby Natac has granted us the exclusive right to develop, commercialize, market and distribute five compounds derived from plant extracts throughout North and South America. In consideration of the exclusive license for the compounds (AOF, AH-FLO, JHF, HGF, NB-VAL40), we have agreed to pay a royalty of five percent (5%) of the net sales of the compounds in North and South America. Under the terms of the License Agreement, we are also required to:

(a)	purchase the products from Natac in accordance with the terms of the License Agreement;

(b)	complete its first commercial sale of the products by March 31, 2011;

(c)	purchase a minimum of 300,000 units, each unit being 10 grams, of the products from Natac by the end of 2011; and

(d)	within one year of entering into the License Agreement, complete a clinical trial(s) for the purpose of supporting the effectiveness of the products.

The License Agreement also provides that we will have the right to sub-license the five compounds in North and South America. We will also have the right to assign its entire interest in the License Agreement subject to the following:

(a)	if the assignment is for cash consideration only, we will be entitled to retain 90% of the cash payment and Natac will be entitled to 10% of the cash payment; and

(b)	if the assignment is for a combination of a cash payment and royalties, we will be entitled to retain 90% of the cash payment and royalty with 10% of the cash payment and royalty being paid to Natac.

The term of the License Agreement is for a period of twenty years.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits

2.1	Agreement and Plan of Merger dated July 24, 2009 between the Company (as parent surviving company) and Caleco Pharma Corp. (as subsidiary merging entity).(20)

3.1	Articles of Incorporation.(1)

Exhibit
Number	Description of Exhibits

3.2	Certificate of Change – 13-for-1 Stock Split effective September 30, 2005.(7)

3.3	Certificate of Amendment to Articles – Name Change from Triton Resources, Inc. to Skyflyer Inc. effective October 17, 2006.(7)

3.4	Certificate of Amendment to Articles of Incorporation – Name Change from Skyflyer Inc. to Blackstone Lake Minerals Inc. effective January 23, 2008.(10)

3.5	Certificate of Merger.(20)

3.6	Articles of Merger between the Company (as surviving entity) and Caleco Pharma Corp. (as merging entity), with surviving entity changing its name to Caleco Pharma Corp.(20)

3.7	Bylaws.(1)

10.1	Share Purchase Agreement among the Company, Inventa Holding GmbH, Skyflyer Technology GmbH and Perry Augustson, dated for reference the 31st day of March, 2006.(3)

10.2	Agreement and Deed of Transfer between Inventa Holding GmbH and the Company dated for reference as of the 19th day of April, 2006.(4)

10.3	Patent Transfer Agreement between Dieter Wagels and Skyflyer Technology GmbH, dated effective as of April 17, 2006.(4)

10.4	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 8, 2006.(5)

10.5	Employment contract between Skyflyer Technology GmbH and Dr. Manfred Sappok, dated for reference as of June 1, 2005 (translated from German to English).(6)

10.6	Employment contract between Skyflyer Technology GmbH and Dieter Wagels, dated for reference as of January 1, 2006 (translated from German to English).(6)

10.7	Purchase Agreement dated October 3, 2007 between American Yellowcake Resources Inc. and Skyflyer Inc.(8)

10.8	Loan Agreement dated October 17, 2007 between the Company and Black Pointe Holdings Inc.(9)

10.9	Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated July 30, 2007 (translated from German to English).(12)

10.10	Second Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated December 31, 2007 (translated from German to English).(12)

10.11	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated November 28, 2007 (translated from German to English).(12)

10.12	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 6, 2007 (translated from German to English).(12)

10.13	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 7, 2007 (translated from German to English).(12)

10.14	Management Consultant Agreement dated March 1, 2008 between the Company and Dr. Rudolf Mauer.(11)

10.15	Share Exchange Agreement dated for reference as of March 31, 2008 among Blackstone Lake Minerals Inc., Inventa Holding GmbH and Skyflyer Technology GmbH.(13)

10.16	Management Consultant Agreement dated October 1, 2008 between the Company and John Boschert.(14)

10.17	Technology Purchase Agreement dated October 16, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(15)

10.18

Amendment Agreement to Technology Purchase Agreement dated October 16, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(16)

10.19	Technology Purchase Agreement dated December 19, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(17)

Exhibit
Number	Description of Exhibits

10.20	Promissory Note between Caleco Pharma Corp. (our former wholly owned subsidiary) and NY Financial (International) Inc.(18)

10.21	Investor Relations Service Agreement between the Company and Evergreen Marketing, Inc. dated October 6, 2009.(21)

10.22	Consulting Agreement dated October 27, 2009 between the Company and Professor Harry H.S. Fong.(22)

10.23	License Agreement dated November 1, 2009 between the Company and Caleco Pharma S.L.(23)

10.24	Consulting Agreement dated December 17, 2009 between the Company and Peter Kitzinski.(24)

10.25	Consulting Agreement dated for reference February 1, 2010 between the Company and BlueWater Advisory Group, LLC.(25)

10.26	Designated Sponsor Agreement dated February 9, 2010 between the Company and ICF Kursmackler AG.(25)

10.27	Share Purchase Agreement dated February 10, 2010 among the Company, Natac Biotech S.L., and the principal shareholders of Natac Biotech S.L.(25)

10.28	Letter Agreement dated February 10, 2010 between the Company and Natac Biotech S.L.(25)

10.29	Promissory Note dated February 10, 2010 between the Company and Natac Biotech S.L.(25)

10.30	Lab Facilities and Service Agreement dated for reference February 18, 2010 between the Company and Natac Biotech S.L.(26)

10.31	License Agreement dated March 12, 2010 between the Company and Natac Biotech S.L.

14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 26, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on December 15, 2006.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2007.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on September 19, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on October 11, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on October 23, 2007.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on January 25, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on March 13, 2008.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on March 21, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on April 8, 2008.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on October 7, 2008.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 2, 2008.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 29, 2008.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 27, 2009.
(19)	Filed as an exhibit to our Annual Report on Form 10-K filed on February 13, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on September 4, 2009.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on October 9, 2009.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on November 2, 2009.
(23)	Filed as an exhibit to our Current Report on Form 8-K filed on November 5, 2009.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on December 23, 2009.
(25)	Filed as an exhibit to our Current Report on Form 8-K filed on February 16, 2010.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on February 22, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALECO PHARMA CORP.

Date:	March 17, 2010	By:
/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, Chief Financial Officer,
President, Secretary & Treasurer
(Principal Executive Officer
and Principal Accounting Officer)