Form 10-Q
period 2010-04-10
CALECO PHARMA CORP.
filed 2010-06-14
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-51261

CALECO PHARMA CORP.
(Exact name of registrant as specified in its charter)

NEVADA	20-1147435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

59 East Mill Road, Building 4, Suite 201
Long Valley, NJ	07853
(Address of principal executive officers)	(Zip Code)

(360) 306-1133
(Registrant's telephone number, including area code)

103 East Holly Street, #410, National Bank Building,
Bellingham, WA 98225
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
[   ] Yes    [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 10, 2010, the Issuer had 88,926,340 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended April 30, 2010 are not necessarily indicative of the results that can be expected for the year ending October 31, 2010.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” “Caleco” and the “Company” mean Caleco Pharma Corp. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CALECO PHARMA CORP.

(formerly Blackstone Lake Minerals Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

April 30, 2010
(Unaudited)

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)

	April 30,	October 31,
	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	$101,579	$271,106
Deferred tax asset, less valuation allowance of $2,030,555 (2009 -$1,806,741)	-	-
Total Current Assets	101,579	271,106

Investment (Note 4)	491	-
Intangibles (Note 6)	691,331	691,331
Total Assets	$793,401	$962,437

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued liabilities	$348,440	$447,488
Accounts payable and accrued liabilities –related parties (Note 8)	123,510	149,987
Loans Payable (Note 7)	432,045	326,210

Total Current Liabilities	903,995	923,685

Commitments and Contractual Obligations (Note 10, 11, 12)

Stockholders’ Equity (Deficiency)
Common stock (Note 9)
Authorized 975,000,000 common shares, par value $0.001
Issued and outstanding April 30, 2010 -88,259,674 October 31, 2009 -83,073,744	88,260	83,074
Additional paid-in capital	6,121,483	5,557,076
Subscriptions received	100,000	160,663
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(174,074)	(174,074)
Deficit	(718,605)	(718,605)
Deficit accumulated during the development stage	(5,527,658)	(4,869,382)
Total Stockholders’ Equity (Deficiency)	(110,594)	38,752

Total Liabilities and Stockholders’ Equity (Deficiency)	$793,401	$962,437

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From October 19,	Six	Six	Three	Three
	2007 (start of the	Months	Months	Months	Months
	development stage),	Ended	Ended	Ended	Ended
	to April 30,	April 30,	to April 30,	April 30,	April 30,
	2010	2010	2009	2010	2009

EXPENSES

Management fees	$102,502	$21,000	$15,000	$10,500	$7,500
Mineral exploration costs	13,710	-	-	-	-
Professional fees	926,128	523,446	97,845	423,400	29,003
Other operating expenses	403,211	135,846	179,436	63,790	2,885
Foreign currency loss (gain)	46,610	(27,544)	11,202	(12,893)	18,977

LOSS BEFORE OTHER ITEMS AND INCOME TAXES	1,492,161	652,748	303,483	484,797	58,365

Interest expense	100,626	6,019	28,540	3,214	15,807
Write off of mineral property	200,000	-	-	-	-
Write off of account payable	(45,743)	-	-	-	-
Grant of license	(491)	(491)	-	-	-

LOSS BEFORE INCOME TAXES	1,746,553	658,276	332,023	488,011	74,172

Provision for income taxes	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	1,746,553	658,276	332,023	488,011	74,172

Discontinued operations	3,781,105	-	-	-	-

NET LOSS	5,527,658	658,276	332,023	488,011	74,172

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	151,900	-	-	-	-

COMPREHENSIVE LOSS	$5,679,558	$658,276	$332,023	$488,011	$74,172

BASIC AND DILUTED NET LOSS FROM CONTINUING OPERATIONS PER SHARE		$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		86,589,115	70,200,000	88,106,977	70,200,000

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From October 19,	Six	Six
	2007(start of the	Months	Months
	development stage)	Ended	Ended
	to April 30,	April 30,	April 30,
	2010	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	(1,746,553)	$(658,276)	$(332,023)
Adjustments to reconcile net loss to cash used in operating activities:
Write off of mineral property	200,000	-	-
Write off of accounts payable	(45,743)	-	-
Issuance of capital stock for services	91,800	81,000	-
Grant of license	(491)	(491)	-
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities,	5,209	(78,048)	801,805
Increase (decrease) in accounts payable and accrued liabilities –related parties	118,155	(26,477)	13,016
Increase (decrease) in accrued interest payable	44,542	(29,335)	26,040
Net cash used in operating activities of discontinued operations	(103,029)	-	-

Net cash used in (provided by) operating activities	(1,436,110)	(711,627)	508,838

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	(200,000)	-	-
Acquisition of intangibles	(22,500)	-	(697,331)

Net cash used in investing activities	(222,500)	-	(697,331)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable, net	144,200	150,170	87,700
Issuance of capital stock for cash	1,192,243	391,930	-
Subscriptions received	100,000	-	102,000
Net cash provided by financing activities of discontinued operations	74,379	-	-

Net cash provided by financing activities	1,510,822	542,100	189,700

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH DURING THE PERIOD	3,755	-	-

NET INCREASE (DECREASE) IN CASH	(144,033)	(169,527)	1,207

CASH, BEGINNING OF PERIOD	245,612	271,106	52

CASH, END OF PERIOD	$101,579	$101,579	$1,259

CASH –DISCONTINUED OPERATIONS	$-	$-	$-
CASH –CONTINUING OPERATIONS	$101,579	$101,579	$1.259

Supplemental Disclosure with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2010
(Unaudited)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Caleco Pharma Corp. (formerly Blackstone Lake Minerals Inc.) (the “Company”) was incorporated on May 18, 2004, under the laws of the State of Nevada and was in the business of exploring mineral properties. Effective April 19, 2006, the Company acquired 100% of the issued and outstanding shares of Skyflyer Technology GmbH (“Skyflyer Technology”), a company engaged in the development and commercialization of a one or two person, recreation flying device. On October 18, 2007, the Company acquired a 100% interest in a mineral claim (the “Blackstone Lake Property”) in Saskatchewan, Canada. The Company was focusing its resources on the development and exploration of the Blackstone Lake Property and on April 11, 2008, the Company sold its interest in Skyflyer Technology. On January 27, 2009, pursuant to a technology purchase agreement with NY Financial (International) Corp. (“NY Financial”), the Company’s former wholly-owned subsidiary, Caleco Pharma Corp. (“Caleco-Sub”), acquired a proprietary technology and the intellectual property related thereto for the treatment of liver disease and other ailments, particularly resulting from viral infections such as the Hepatitis C virus infection (the “Technology”) (Note 11). The Company has also developed or is in the process of developing food supplements, hair and dermatological products, energy drinks and chewing gum that derive their formulations from the Technology. These products are being developed to provide enhancement to an individual’s immune system. On March 12, 2010, the Company entered into an exclusive license agreement with Natac Biotech S.L. (“Natac”), a Spanish biotechnology corporation engaged in the research and development of health related products, whereby Natac has granted the Company the exclusive right to develop, commercialize, market and distribute five compounds (AOF, AH- FLO, JHF, HGF, NB-VAL40) derived from plant extracts throughout North and South America (Note 12). On November 22, 2009, the Company allowed the Blackstone Lake Property to lapse and as a result, the Company wrote down the mineral property to $Nil at October 31, 2009. The Company is considered to be a development stage company, as it has not generated significant revenues from operations.

The consolidated financial statements of the Company from up until July 31, 2009 included the accounts of the Company and its former wholly-owned subsidiary, Caleco-Sub. All inter-company balances and transactions were eliminated on consolidation. Effective August 31, 2009, the Company changed its name to Caleco Pharma Corp. To effect the name change, the Company completed a merger of Caleco-Sub, with and into the company, with the Company continuing as the sole surviving entity.

These unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at April 30, 2010 and for all periods presented, have been included. Interim results for the period ended April 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2010
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
April 30, 2010
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(c) Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At April 30, 2010 and October 31, 2009, the Company had no cash equivalents.

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
April 30, 2010
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(h) Fair value of financial instruments

The Company's financial instruments consist of cash and cash equivalents, investment, accounts payable and accrued liabilities, accounts payable and accrued liabilities –related parties, and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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

The Company accounts for stock compensation arrangements with non-employees in accordance with ASC 718 which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model.

(j) Net loss per share

Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of April 30, 2010 and 2009, there were no potentially dilutive securities outstanding.

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
April 30, 2010
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
April 30, 2010
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(n) Recent accounting pronouncements (continued)

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), amending ASC 855. ASU 2010-09 removes the requirement for an SEC filer to disclose a date relating to its subsequent events in both issued and revised financial statements. ASU 2010-09 also eliminates potential conflicts with the SEC’s literature. Most of ASU 2010-09 is effective upon issuance of the update. The Company adopted ASU 2010- 09 in February 2010, and its adoption did not have a material impact on the Company’s financial reporting and disclosures.

(o) Reclassifications

Certain amounts reported in the prior period have been reclassified to conform to the current period’s presentation.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2010
(Unaudited)

4.	INVESTMENT

On November 1, 2009 the Company acquired 334 shares, representing a 10% interest, in Caleco Pharma Europe S.L. (“SL), a Spanish Corporation, pursuant to a license agreement (see Note 12) for consideration of Euro 334 (US $491).

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

During the period ended April 30, 2010, the Company did not amortize $80,000 and $611,311 of its patents and intellectual property as the patents have not yet been awarded and/or they have not begun to generate revenues and the intellectual property has an indefinite life. Capitalized amounts relate to purchase costs and legal, consulting and advisory costs incurred in registration of the patents and intellectual property.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2010
(Unaudited)

7.	LOANS PAYABLE

During the six months ended April 30, 2010, a loan was granted from Natac for Euro130,000 (US $174,919) pursuant to a proposed lab facilities and service agreement (Note 10 -vii). The loan is non-interest bearing and was due March 19, 2010. The loan has been extended to September 10, 2010.

During the year ended October 31, 2009, Euro 112,000 (US $150,700) in accounts payable was reclassified to loans payable. The loans are non-interest bearing. One loan of Euro 56,000 (US $75,350) was due February 1, 2010 and has not been paid. The second loan of Euro 56,000 (US $75,350) was due June 1, 2010 and has not been paid.

During the year ended October 31, 2009, a loan was granted from a third party totaling $15,000. The loan is non-interest bearing and is due on demand. On January 15, 2010, the loan of $15,000 was settled for shares of the Company’s common stock.

During the year ended October 31, 2009, a loan was granted from a third party company for $1,200. The loan bore interest at 10% per annum and was due on demand. On October 5, 2009, the loan of $1,200 was settled for shares of the Company’s common stock. Interest included in the statement of operations for the six and three months ended April 30, 2009 totaled $0 and $0, respectively.

During the year ended October 31, 2009, a loan was granted from NY Financial totaling $77,500 of which $74,159 was repaid in the same period. The loan bears interest at 10% per annum, compounded monthly, beginning January 31, 2009 and is due on demand (Note 11). Interest expense included in the statement of operations for the six months ended April 30, 2010 and 2009 totaled $172 and $1,858, respectively. Interest expense included in the statement of operations for the three months ended April 30, 2010 and 2009 totaled $86 and $1,858, respectively.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $47,000. The loans bore interest at 10% per annum and were due on demand. On October 5, 2009, the loans and accrued interest totaling $53,907 was settled for shares of the Company’s common stock. Interest expense included in the statement of operations for the six and three months ended April 30, 2009 totaled $2,857 and $1,870, respectively.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $28,000. The loans bore interest at 10% per annum and were due on demand. On October 5, 2009, the loans and accrued interest totaling $32,339 was settled for shares of the Company’s common stock. Interest expense included in the statement of operations for the six and three months ended April 30, 2009 totaled $1,825 and $1,261.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $18,100. The loans bear interest at 10% per annum and are due on demand. On October 5, 2009, the loans and accrued interest totaling $21,203 was settled for shares of the Company’s common stock. Interest expense included in the statement of operations for the six and three months ended April 30, 2009 totaled $898 and $442, respectively.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2010
(Unaudited)

7.	LOANS PAYABLE (continued)

During the year ended October 31, 2007, several loans were granted from a third party company totaling $290,000. Loans totaling $280,000 bear interest at 8% per annum, are compounded annually, and were due April 30, 2009. The loans were verbally extended with the same terms and were due on demand. A loan of $10,000 was non-interest bearing and had no specific terms of repayment. On October 1, 2007, the Company agreed to begin paying interest on this loan at 8% per annum and agreed to repay the loan on demand. On October 5, 2009, the loans and accrued interest totaling $335,114 was settled for shares of the Company’s common stock. Interest expense included in the statement of operations for the six and three months ended April 30, 2009 totaled $12,426 and $6,110, respectively.

During the year ended October 31, 2006, two loans were granted from a third party company for $50,000 and $100,000. The loans bear interest at 8% per annum, are compounded annually, and were due May 16, 2008 and June 19, 2008 respectively. On each of the loan’s due dates, the loans were verbally extended with the same terms and are due on demand. During the year ended October 31, 2009, $41,111 of principal and $16,389 of accrued interest was paid. During the six months ended April 30, 2010, $9,646 of principal and $35,354 of accrued interest was paid. Interest expense included in the statement of operation for the six months ended April 30, 2010 and 2009 totaled $5,848 and $8,676, respectively. Interest expense included in the statement of operations for the three months ended April 30, 2010 and 2009 totaled $3,128 and $4,266, respectively.

8.	RELATED PARTY TRANSACTIONS

At April 30, 2010 and October 31, 2009, included in accounts payable and accrued liabilities –related parties is $20,758 owed to a former director and officer of the Company for management fees and reimbursement of expenses. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Management fees included in the statement of operations for the six months ended April 30, 2010 and 2009 totaled $0 and $0. Management fees included in the statement of operations for the three months ended April 30, 2010 and 2009 totaled $0 and $0.

At April 30, 2010 and October 31, 2009, included in accounts payable and accrued liabilities –related parties is Euro 5,000 (US $6,728) and Euro 5,000 (US $7,380), respectively, owed to a company owned by a former officer and director of the Company for management fees. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Management fees included in the statement of operations for the six months ended April 30, 2010 and 2009 totaled $0 and $0. Management fees included in the statement of operations for the three months ended April 30, 2010 and 2009 totaled $0 and $0.

At April 30, 2010 and October 31, 2009, included in accounts payable and accrued liabilities –related parties is $39,024 and $64,849, respectively, owed to officers and/or directors of the Company for management fees and reimbursement of expenses. Consulting fees paid to officers and/or directors of the Company for the six months ended April 30, 2010 and 2009 totaled $10,500 and $15,000, respectively. Consulting fees paid to officers and/or directors of the Company for the three months ended April 30, 2010 and 2009 totaled $10,500 and $7,500, respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. The consulting fees are included in management fees on the statement of operations.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2010
(Unaudited)

8.	RELATED PARTY TRANSACTIONS (continued)

At April 30, 2010 and October 31, 2009 included in accounts payable and accrued liabilities –related parties is $57,000 owed to a company owned by a director of the Company for consulting fees. . Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Consulting fees included in the statement of operations for the six months ended April 30, 2010 and 2009 totaled $0 and $0. Consulting fees included in the statement of operations for the three months ended April 30, 2010 and 2009 totaled $0 and $0.

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
(Expressed in U.S. Dollars)
April 30, 2010
(Unaudited)

9.	COMMON STOCK (continued)

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

On February 15, 2010, the Company issued 300,000 shares of its common stock at $0.27 per share for consulting services with an aggregate value of $81,000. The consulting services are included in professional fees on the statement of operations.

On February 18, 2010, the Company issued 365,000 shares of its common stock at $0.10 per share for total proceeds of $36,500 in a private placement transaction.

On February 18, 2010, the Company issued 140,000 shares of its common stock at $0.10 per share for total proceeds of $14,000 in a private placement transaction.

10.	COMMITMENTS

i)

On October 1, 2008, the Company entered into a management consulting agreement with a director and officer of the Company with an effective date of October 1, 2008 to pay monthly consulting fees of $2,500 per month. The agreement may be cancelled by either party with 60 days notice, in writing.

ii)

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

	iii)	On December 17, 2009, the Company entered into a consulting agreement to pay monthly consulting fees of $5,000 per month. The Company terminated the agreement February 15, 2010.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2010
(Unaudited)

10.	COMMITMENTS (continued)

iv)

On February 9, 2010, the Company entered into an agreement (the “Sponsorship Agreement”) with ICF Kursmakler AG (“ICF Kursmakler”), a German investment bank that is a designated sponsor on Frankfurt Stock Exchange’s Xetra trading platform, whereby ICF Kursmakler will act as the Company’s sponsor on the Frankfurt Stock Exchange. In consideration of these services, the Company has agreed to pay an annual fee of Euro 30,000 (US $42,254) to ICF Kursmakler. The term of the Sponsorship Agreement commences on March 1, 2010. Either party may terminate the Sponsorship Agreement without cause at the end of each quarter with six weeks notice in writing. Neither party may terminate the Sponsorship Agreement prior to March 1, 2011.

v)

On February 9, 2010, the Company entered into a consulting agreement, effective February 1, 2010, with BlueWater Advisory Group, LLC (“BlueWater”) whereby BlueWater agreed to provide the Company with investor relations services. In consideration of these services, the Company agreed to pay BlueWater $3,500 per month, reimburse BlueWater for all out-of-pocket expenses incurred in connection with the agreement and issue to BlueWater 300,000 shares of the Company’s common stock (issued February 15, 2010). Either party may terminate the consulting agreement upon five days written notice.

vi)

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

The closing of the Share Purchase Agreement was expected to occur on or before March 19, 2010. The closing date has been extended to July 19, 2010.

The closing of the Share Purchase Agreement is subject to a number of customary conditions, including:

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
(Expressed in U.S. Dollars)
April 30, 2010
(Unaudited)

10.	COMMITMENTS (continued)

vii)

On February 18, 2010, the Company entered into a lab facilities and service agreement (the “Lab Facilities and Service Agreement”) with Natac whereby the Company will have access to Natac’s laboratory facility and procure certain laboratory services from Natac in consideration of the following:

	(a)	Euro 20,000 (US $27,716) (paid on February 10, 2010);

(b)

issuance of a promissory note in the amount of Euro 130,000 (US $174,919) payable on or before September 10, 2010 (which promissory note has been issued on February 10, 2010 and amended June 11, 2010);

	(c)	Euro 100,000 (US $134,553) on or before each of September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011; and

	(d)	Euro 125,000 (US $168,192) on or before each of:

(i) September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012; and

(ii) September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013.

The closing of the Lab Facilities and Service Agreement was expected to occur on or before March 19, 2010. The closing date has been extended to September 10, 2010.

The closing of the Lab Facilities and Service Agreement is subject to a number of customary conditions, including:

(a)	the closing of a research and licensing agreement whereby the Company will acquire an exclusive license to certain probiotic strains for the countries located in North and South America; and

(b)

the closing of an exclusive licensing agreement whereby the Company will acquire an exclusive license to certain health related products for the countries located in North and South America. (closed March 12, 2010)

Upon closing, the term of the Lab Facilities and Service Agreement will be until September 30, 2013 and either party may terminate the Lab Facilities and Service Agreement if there is a material breach of the Lab Facilities and Service Agreement by the other party.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2010
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

Caleco-Sub has also agreed to reimburse the documented costs related to the Technology totaling Euro 432,000 (US $581,270) and $66,500. As at April 30, 2010, the Company has paid Euro 265,311 (US $356,985) and $18,250 in cash, has issued promissory notes for accounts payable totaling Euro 112,000 (US $150,700) and has issued 300,000 shares of its common stock at $0.10 per share for settlement of accounts payable with an aggregate value totaling $30,000. One loan of Euro 56,000 (US $75,350) was due February 1, 2010 and has not been paid. The second loan of Euro 56,000 (US $75,350) was due June 1, 2010 and has not been paid.

12.	LICENSE AGREEMENTS

Europe License Agreement

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
(Expressed in U.S. Dollars)
April 30, 2010
(Unaudited)

12.	LICENSE AGREEMENTS (continued)

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

Natac License Agreement

On March 12, 2010, the Company entered into an exclusive license agreement (the “License Agreement”) with Natac whereby Natac has granted the Company the exclusive right to develop, commercialize, market and distribute five compounds (AOF, AH-FLO, JHF, HGF, NBVAL40) derived from plant extracts throughout North and South America.

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

(c)	purchase a minimum of 300,000 units, each unit being 10 grams, of the products from Natac by December 31, 2011; and

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

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
April 30, 2010
(Unaudited)

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from
	October 19, 2007	Six	Six
	(start of the	Months	Months
	development stage)	Ended	Ended
	to April 30,	April 30,	April 30,
	2010	2010	2009

Cash paid for:
Interest	$59,064	$35,354	$-
Income taxes	$-	$-	$-

Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the six months ended April 30, 2010, $21,000 in accounts payable was settled by the issuance of 210,000 shares of the Company’s common stock.

During the six months ended April 30, 2010, $15,000 in loans payable was settled by the issuance of 150,000 shares of the Company’s common stock.

14.	SUBSEQUENT EVENTS

On May 4, 2010, the Company issued 666,666 shares of its common stock at $0.15 per share for total proceeds of $100,000 in a private placement transaction.

On June 11, 2010, the Company entered into a management consulting agreement with an officer of the Company whereby the Company agreed to issue 300,000 shares of the Company’s common stock.

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

RECENT CORPORATE DEVELOPMENTS

We experienced the following corporate developments since the filing of our Form 10-Q for the fiscal quarter ended January 31, 2010 on March 17, 2010:

1.

On March 19, 2010, we entered into an amendment agreement with Natac (the “Share Purchase Amendment Agreement”) to amend Share Purchase Agreement dated Feb 10, 2010 between the Company and Natac (the “Share Purchase Agreement”). Under the terms of the Share Purchase Amendment Agreement, the closing date of the Share Purchase Agreement was extended from March 19, 2010 to April 19, 2010.

2.

On March 19, 2010, we entered into an amendment agreement (the “Lab Facilities and Services Amendment Agreement”) to amend the terms of the Lab Facilities and Services Agreement dated February 18, 2010 (the “Lab Facilities and Services Agreement”) between Caleco and Natac. Under the terms of the Lab Facilities and Services Amendment Agreement, the parties agreed to extend the closing date to April 19, 2010 and extend all payment dates.

3.

On April 26, 2010, we entered into a second amendment agreement with Natac (the “Second Amendment to the Share Purchase Agreement”) to amend Share Purchase Agreement. Under the terms of the Second Amendment to the Share Purchase Agreement, the closing date of the Share Purchase Agreement was further extended from April 19, 2010 to July 19, 2010.

4.

On April 26, 2010, we entered into a second amendment agreement (the “Second Amendment Agreement to the Lab Facilities and Services Agreement”) to amend the terms of the Lab Facilities and Services Agreement. Under the terms of the Second Amendment Agreement to the Lab Facilities and Services Agreement, the parties agreed to extend the closing date to May 19, 2010 and extend all payment dates.

5.

On May 4, 2010, we completed a private placement offering of 666,666 shares of our common stock at a price of $0.15 per share pursuant to Rule 506 of Regulation D of the Securities Act. The investor represented that it is an accredited investor in accordance with Regulation D of the Securities Act.

6.

On June 11, 2010, we entered into a third amendment agreement (the “Third Amendment to the Lab Facilities and Services Agreement”) to amend the terms of the Lab Facilities and Services Agreement. Under the terms of the Third Amendment Agreement to the Lab Facilities and Services Agreement, the parties agreement to extend the closing date to September 10, 2010 and to extend all payment dates.

7.

On June 11, 2010, John Boschert resigned as our Chief Financial Officer. There were no disagreements between Mr. Boschert and us regarding any matters relating to our operations, policies or practices.

8.

Also on June 11, 2010, we appointed Luc Vanhal as our Chief Financial Officer in place of Mr. Boschert and entered into a management consulting agreement dated June 11, 2010 (the “Management Consultant Agreement”) with Mr. Vanhal. Under the terms Management Consulting Agreement, Mr. Vanhal agreed to act as our Chief Financial Officer in consideration of which we agreed to issue to Mr. Vanhal 300,000 shares of our common stock. The issuance of shares was completed pursuant to Rule 506 of Regulation D and Mr. Vanhal represented that he is an accredited investor as defined in Regulation D.

PRINCIPAL PRODUCTS

Liver Heath Formula

We acquired the Liver Health Formula pursuant to the terms and conditions of a technology purchase agreement dated December 19, 2008 (the “Technology Purchase Agreement”) among NY Financial (International) Corp. (“NY Financial”), the Company, Caleco Pharma Corp., formerly our wholly owned subsidiary, and John Boschert, our sole executive officer and a director. Under the terms of the Technology Purchase Agreement, NY Financial assigned and transferred the Liver Health Formula to us in consideration of which we:

(a)	paid $22,500 in cash to NY Financial; and

(b)

issued a non-interest bearing promissory note in the amount of $77,500 to NY Financial at closing. This amount was payable on January 31, 2009. On January 31, 2009, we became in default of the promissory note as we was unable to pay the $77,500. Under the terms of the promissory note, the unpaid portion of the promissory note, being $71,500, would bear interest at 10% per annum commencing on January 31, 2009. During the year ended October 31, 2009, an additional $68,159 was repaid.

As further consideration, Mr. Boschert transferred 32,000,000 shares of our common stock held by him to NY Financial, which resulted in a change in control. We also appointed F. Javier Benedi Garcia, the sole director of NY Financial, to our Board of Directors.

Following closing, we agreed to reimburse the documented costs related to the recording of the patent applications and the filing of the European Drug Master File applications, which amount is not to exceed 590,000 EUR. Subsequent to the entry into the Technology Purchase Agreement, we determined that the reimbursable expenses amounted to Euro 432,000 (US $581,270) and $66,500. As at April 30, 2010, the Company has paid Euro 265,311 (US $356,985) and $18,250 in cash, has issued promissory notes for accounts payable totaling Euro 112,000 (US $150,700) and has issued 300,000 shares of its common stock at $0.10 per share for settlement of accounts payable with an aggregate value totaling $30,000. One loan of Euro 56,000 (US $75,350) was due February 1, 2010 and has not been paid. The second loan of Euro 56,000 (US $75,350) was due June 1, 2010 and has not been paid. In addition, the parties also agreed that:

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

In consideration for these services, we agreed to pay EUR 20,100 (approximately $27,050) to Cosmetic Project Management (which amount has been paid).

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

Natac and Health Related Products

License Agreement – Health Related Compounds

On March 12, 2010, we entered into an exclusive license agreement (the “License Agreement”) with Natac whereby Natac has granted us the exclusive right to develop, commercialize, market and distribute five compounds (AOF, AH-FLO, JHF, HGF, NBVAL40) derived from plant extracts throughout North and South America.

In consideration of the exclusive license, we have agreed to pay a royalty of five percent (5%) of the net sales of the compounds in North and South America. Under the terms of the License Agreement, we are also required to:

(a)	purchase the products from Natac in accordance with the terms of the License Agreement;

(b)	complete our first commercial sale of the products by March 31, 2011;

(c)	purchase a minimum of 300,000 units, each unit being 10 grams, of the products from Natac by December 31, 2011; and

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

Share Purchase Agreement

On February 10, 2010, we entered into a share purchase agreement, as amended on March 19, 2010 and April 26, 2010, (the “Share Purchase Agreement”) with Natac and the Principal Stockholders. Under the terms of the Share Purchase Agreement, we agreed to acquire eighteen percent (18%) of the share capital of Natac from the Principal Stockholders (the “Natac Shares”). In consideration of the Natac Shares, we agreed to issue an aggregate of 4,300,000 shares of our common stock to the Principal Stockholders.

The closing of the Share Purchase Agreement was expected to occur on or before July 19, 2010 and is subject to a number of customary conditions, including:

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

Lab Facilities and Service Agreement

On February 18, 2010, we entered into a lab facilities and service agreement, as amended on March 19, 2010, April 26, 2010 and June 11, 2010 (the “Lab Facilities and Service Agreement”) with Natac whereby we will have access to Natac’s laboratory facility and procure certain laboratory services from Natac in consideration of the following:

(a)	20,000 Euros (approximately $27,716) (which amount has been paid on February 10, 2010);

(b)	issuance of a promissory note in the amount of 130,000 Euros (approximately $174,919) which is payable on or before September 30, 2010.

(c)	100,000 Euros (approximately $134,553) on or before each of September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011; and

(d)	125,000 Euros (approximately $168,192) on or before each of:
	(i)	September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012; and
	(ii)	September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013.

The closing of the Lab Facilities and Service Agreement is expected to occur on or before September 10, 2010 and is subject to a number of customary conditions, including:

(a)	the closing of a research and licensing agreement whereby we will acquire an exclusive license to certain probiotic strains for the countries located in North and South America; and

(b)

the closing of an exclusive licensing agreement whereby we will acquire an exclusive license to certain health related products for the countries located in North and South America (which exclusive license agreement has closed).

The term of the Lab Facilities and Service agreement is until September 30, 2013.

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

Oral Supplement: We plan to develop, market and manufacture a formulation of our Liver Health Formula as an over-the-counter oral supplement. In developing the formulation of our Liver Health Formula, we plan to conduct a clinical trial in the second half of 2010. We anticipate that this formulation will be derived from our proprietary compound called HP-201. The HP-201 compound is designed to support liver health and provide general immune status benefits. We anticipate that the costs related to the development and marketing of the oral supplement will be $700,000 in 2010.

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

RESULTS OF OPERATIONS

Three and Six Months Summary

	Six Months Ended April 30,			Three Months Ended April 30,
			Percentage			Percentage
			Increase /			Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(652,748)	(303,483)	115.1%	(484,797)	(58,365)	730.6%
Other Expenses	(5,528)	(28,540)	(80.6)%	(3,214)	(15,807)	79.7%
Net Loss	$(658,276)	$(332,023)	98.3%	$(488,011)	$(74,172)	557.9%

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

Expenses
	Six Months Ended April 30,			Three Months Ended April 30,
			Percentage			Percentage
			Increase /			Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Management fees	$21,000	$15,000	40.0%	$10,500	$7,500	40.0%
Professional fees	523,446	97,845	435.0%	423,400	29,003	1359.8%
Other operating expenses	135,846	179,436	(24.3)%	63,790	2,885	2111.1%
Foreign currency loss (gain)	(27,544)	11,202	(345.9)%	(12,893)	18,977	(167.9)%
Total Expenses	$652,748	$303,483	115.1%	$484,797	$58,365	730.6%

Our expenses increased from $58,365, during the three months ended April 30, 2009, to $484,797, during the three months ended April 30, 2010. The increase in our expenses is primarily attributable to substantial increases in professional fees and other operating expenses. These amounts were partially offset by an increase in a foreign currency gain.

Our expenses increased from $303,483, during the six months ended April 30, 2010, to $652,748, during the six months ended April 30, 2009. The increase in our expenses during the first half of 2010 is primarily attributable to an increase in management fees and professional fees. These amounts were partially offset by a decrease in other operating expenses and an increase in foreign currency gain.

Management fees include amounts paid as compensation to our officers and directors. During the three and six months ended April 30, 2010, we incurred management fees of $2,500 per month to our sole executive officer and $1,000 to a member of our Board of Directors.

Professional fees consisted of: (i) legal fees related to our proposed transactions with Natac and meeting our reporting requirements under the Exchange Act; (ii) accounting and audit fees related to meeting our reporting requirements under the Exchange Act; and (iii) consulting fees related to payments to consultants regarding product development and investor relations activities. The additional professional fees during three and six months ended April 30, 2010 are primarily a result of our proposed transactions with Natac and consulting fees related to product development.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At April 30, 2010	At October 31, 2009	Increase / (Decrease)
Current Assets	$101,579	$271,106	(62.5)%
Current Liabilities	(903,995)	(923,685)	(2.1)%
Working Capital Deficit	$(802,376)	$(652,579)	23.0%

Cash Flows
	Six Months Ended	Six Months Ended
	April 30, 2010	April 30, 2009
Cash Flows used in (provided by) Operating Activities	$(711,627)	$508,838
Cash Flows used in Investing Activities	-	(697,331)
Cash Flows from Financing Activities	542,100	189,700
Effect of Foreign Currency Translations	-	-
Net Increase (Decrease) in Cash During Period	$(169,527)	$1,207

Our working capital deficit increased from $652,579, as at October 31, 2009, to $802,416, as at April 30, 2010. The increase in our working capital deficit is due to: (i) a decrease in cash as a result of repayments of a portion of our accounts payable; and (ii) the fact that we recorded a payable of EUR 130,000 to Natac pursuant to the Lab Facilities and Services Agreement.

During the six months ended April 30, 2010, we completed the following equity financings:

(a)	we issued 4,235,930 shares of our common stock for cash proceeds of $413,593 and to settle outstanding indebtedness of $10,000 under our Foreign Private Placement;

(b)	we issued 650,000 shares of our common stock for cash proceeds of $39,000 and to settle outstanding indebtedness of $26,000 under our U.S. Private Placement; and

(c)	we issued 300,000 shares of our common stock at a deemed price of $81,000 in exchange for consulting services.

Subsequent to our quarter ended April 30, 2010, we issued 666,666 shares of our common stock for cash proceeds of $100,000 pursuant to Rule 506 of Regulation D of the Securities Act. The subscriber represented that it was an accredited investor as defined in Regulation D.

Future Financings

As at April 30, 2010, we had cash on hand of $101,579. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term. Any future financing that we obtain is expected to be in the form of sales of our equity securities. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. There is a substantial doubt that we will be able to obtain financing in an amount that is sufficient to enable us to complete our proposed plan of operation. If we are not successful in raising sufficient financing, we will not be able to complete our plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

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

Our significant accounting policies are described in Note 3 to our interim financial statements for the period ended April 30, 2010 included in this Quarterly Report on Form 10-Q.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.            CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for our year ended October 31, 2009 (the “2009 Annual Report”).

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

We depend on the services of our senior management and key technical personnel. In particular, our future success will depend on the continued efforts of John Boschert, an executive officer and a member of our Board of Directors, Luc Vanhal, our Chief Financial Officer, James Sandino, a member of our Board of Directors, and F. Javier Benedi Garcia, a member of our Board of Directors. We also rely on consulting from Professor Harry H.S. Fong and Jim Metropoulos. The loss of the services of any of the gentlemen mentioned above and the further erosion of staff could have an adverse effect on our business, financial condition and results of operations.

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

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.              OTHER INFORMATION.

None.

ITEM 6.              EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated July 24, 2009 between the Company (as parent surviving company) and Caleco Pharma Corp. (as subsidiary merging entity).(20)
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change – 13-for-1 Stock Split effective September 30, 2005.(7)
3.3	Certificate of Amendment to Articles – Name Change from Triton Resources, Inc. to Skyflyer Inc. effective October 17, 2006.(7)
3.4	Certificate of Amendment to Articles of Incorporation – Name Change from Skyflyer Inc. to Blackstone Lake Minerals Inc. effective January 23, 2008.(10)
3.5	Certificate of Merger.(20)
3.6	Articles of Merger between the Company (as surviving entity) and Caleco Pharma Corp. (as merging entity), with surviving entity changing its name to Caleco Pharma Corp.(20)
3.7	Bylaws.(1)
10.1	Share Purchase Agreement among the Company, Inventa Holding GmbH, Skyflyer Technology GmbH and Perry Augustson, dated for reference the 31st day of March, 2006.(3)
10.2	Agreement and Deed of Transfer between Inventa Holding GmbH and the Company dated for reference as of the 19th day of April, 2006.(4)
10.3	Patent Transfer Agreement between Dieter Wagels and Skyflyer Technology GmbH, dated effective as of April 17, 2006.(4)
10.4	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 8, 2006.(5)
10.5	Employment contract between Skyflyer Technology GmbH and Dr. Manfred Sappok, dated for reference as of June 1, 2005 (translated from German to English).(6)
10.6	Employment contract between Skyflyer Technology GmbH and Dieter Wagels, dated for reference as of January 1, 2006 (translated from German to English).(6)
10.7	Purchase Agreement dated October 3, 2007 between American Yellowcake Resources Inc. and Skyflyer Inc.(8)
10.8	Loan Agreement dated October 17, 2007 between the Company and Black Pointe Holdings Inc.(9)
10.9	Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated July 30, 2007 (translated from German to English).(12)
10.10	Second Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated December 31, 2007 (translated from German to English).(12)
10.11	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated November 28, 2007 (translated from German to English).(12)

Exhibit
Number	Description of Exhibits
10.12	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 6, 2007 (translated from German to English).(12)
10.13	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 7, 2007 (translated from German to English).(12)
10.14	Management Consultant Agreement dated March 1, 2008 between the Company and Dr. Rudolf Mauer.(11)
10.15	Share Exchange Agreement dated for reference as of March 31, 2008 among Blackstone Lake Minerals Inc., Inventa Holding GmbH and Skyflyer Technology GmbH.(13)
10.16	Management Consultant Agreement dated October 1, 2008 between the Company and John Boschert.(14)
10.17	Technology Purchase Agreement dated October 16, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(15)
10.18

Amendment Agreement to Technology Purchase Agreement dated October 16, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(16)

10.19	Technology Purchase Agreement dated December 19, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(17)
10.20	Promissory Note between Caleco Pharma Corp. (our former wholly owned subsidiary) and NY Financial (International) Inc.(18)
10.21	Investor Relations Service Agreement between the Company and Evergreen Marketing, Inc. dated October 6, 2009.(21)
10.22	Consulting Agreement dated October 27, 2009 between the Company and Professor Harry H.S. Fong.(22)
10.23	License Agreement dated November 1, 2009 between the Company and Caleco Pharma S.L.(23)
10.24	Consulting Agreement dated December 17, 2009 between the Company and Peter Kitzinski.(24)
10.25	Consulting Agreement dated for reference February 1, 2010 between the Company and BlueWater Advisory Group, LLC.(25)
10.26	Designated Sponsor Agreement dated February 9, 2010 between the Company and ICF Kursmackler AG.(25)
10.27	Share Purchase Agreement dated February 10, 2010 among the Company, Natac Biotech S.L., and the principal shareholders of Natac Biotech S.L.(25)
10.28	Letter Agreement dated February 10, 2010 between the Company and Natac Biotech S.L.(25)
10.29	Promissory Note dated February 10, 2010 between the Company and Natac Biotech S.L.(25)
10.30	Lab Facilities and Service Agreement dated for reference February 18, 2010 between the Company and Natac Biotech S.L.(26)
10.31	License Agreement dated March 12, 2010 between the Company and Natac Biotech S.L.(27)
10.32	Amendment Agreement to Share Purchase Agreement dated March 19, 2010 among the Company, Natac Biotech, S.L. and the principal shareholders of Natac Biotech S.L.(28)
10.33	Amendment Agreement to Lab Facilities and Services Agreement dated March 19, 2010 between the Company and Natac Biotech, S.L. (28)
10.34	Second Amendment Agreement to Share Purchase Agreement dated for reference April 19, 2010 among the Company, Natac Biotech, S.L. and the principal shareholders of Natac Biotech S.L. (29)
10.35	Second Amendment Agreement to Lab Facilities and Services Agreement dated for reference April 19, 2010 between the Company and Natac Biotech, S.L. (29)
10.36	Management Consulting Agreement dated June 11, 2010 between the Company and Luc Vanhal(30)
10.37	Third Amendment Agreement to Lab Facilities and Services Agreement dated for reference May 19, 2010 between the Company and Natac Biotech, S.L.(30)

Exhibit
Number	Description of Exhibits
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 26, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on December 15, 2006.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2007.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on September 19, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on October 11, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on October 23, 2007.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on January 25, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on March 13, 2008.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on March 21, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on April 8, 2008.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on October 7, 2008.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 2, 2008.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 29, 2008.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 27, 2009.
(19)	Filed as an exhibit to our Annual Report on Form 10-K filed on February 13, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on September 4, 2009.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on October 9, 2009.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on November 2, 2009.
(23)	Filed as an exhibit to our Current Report on Form 8-K filed on November 5, 2009.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on December 23, 2009.
(25)	Filed as an exhibit to our Current Report on Form 8-K filed on February 16, 2010.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on February 22, 2010.
(27)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on March 17, 2010.
(28)	Filed as an exhibit to our Current Report on Form 8-K filed on February 22, 2010.
(29)	Filed as an exhibit to our Current Report on Form 8-K filed on April 27, 2010
(30)	Filed as an exhibit to our Current Report on Form 8-K filed on June 11, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALECO PHARMA CORP.

Date:	June 14, 2010	By:
/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, President, Secretary & Treasurer
(Principal Executive Officer)

Date:	June 14, 2010	By:
/s/ Luc Vanhal
LUC VANHAL
Chief Financial Officer
(Principal Financial Officer)