Form 10-Q
period 2010-07-31
CALECO PHARMA CORP.
filed 2010-09-20
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

(908) 752-4240
(Registrant's telephone number, including area code)

Former Telephone Number: (360) 306-1133
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
[  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 15, 2010, the Issuer had 89,551,340 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended July 31, 2010 are not necessarily indicative of the results that can be expected for the year ending October 31, 2010.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” “Caleco” and the “Company” mean Caleco Pharma Corp. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CALECO PHARMA CORP.

(formerly Blackstone Lake Minerals Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

July 31, 2010
(Unaudited)

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)

	July 31,	October 31,
	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	$576	$271,106
Deferred tax asset, less valuation allowance of $2,078,861 (2009 -$1,806,741)	-	-
Total Current Assets	576	271,106
Investment (Note 4)	491	-
Intangibles (Note 6)	691,331	691,331
Total Assets	692,398	962,437

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued liabilities	$380,510	$447,488
Accounts payable and accrued liabilities –related parties (Note 8)	125,650	149,987
Loans Payable (Note 7)	409,908	326,210
Total Current Liabilities	916,068	923,685

Commitments and Contractual Obligations (Note 10, 11, 12)

Stockholders’ Equity (Deficiency)
Common stock (Note 9)
Authorized 975,000,000 common shares, par value $0.001
Issued and outstanding July 31, 2010 -89,226,340 October 31, 2009 -83,073,744	89,227	83,074
Additional paid-in capital	6,249,516	5,557,076
Subscriptions received	-	160,663
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(174,074)	(174,074)
Deficit	(718,605)	(718,605)
Deficit accumulated during the development stage	(5,669,734)	(4,869,382)
Total Stockholders’ Equity (Deficiency)	(223,670)	38,752

Total Liabilities and Stockholders’ Equity (Deficiency)	$692,398	$962,437

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From October 19,	Nine	Nine	Three	Three
	2007(start of the	Months	Months	Months	Months
	development stage),	Ended	Ended	Ended	Ended
	to July 31,	July 31,	July 31,	July 31,	July 31,
	2010	2010	2009	2010	2009

EXPENSES

Management fees	$152,002	$70,500	$22,500	$49,500	$7,500
Mineral exploration costs	13,710	-	-	-	-
Professional fees	992,434	589,752	115,756	66,306	17,911
Other operating expenses	439,622	172,257	214,212	36,411	34,776
Foreign currency loss (gain)	33,424	(40,730)	60,397	(13,186)	49,195

LOSS BEFORE OTHER ITEMS AND INCOME TAXES	1,631,192	791,779	412,865	139,031	109,382

Interest expense	103,671	9,064	43,811	3,045	15,271
Write off of mineral property	200,000	-	-	-	-
Write off of account payable	(45,743)	-	-	-	-
Grant of license	(491)	(491)	-	-	-

LOSS BEFORE INCOME TAXES	1,888,629	800,352	456,676	142,076	124,653

Provision for income taxes	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	1,888,629	800,352	456,676	142,076	124,653

Discontinued operations	3,781,105	-	-	-	-

NET LOSS	5,669,734	800,352	456,676	142,076	124,653

OTHER COMPREHENSIVE LOSS

Foreign currency translation adjustment	151,900	-	-	-	-

COMPREHENSIVE LOSS	$5,821,634	$800,352	$456,676	$142,076	$124,653

BASIC AND DILUTED NET LOSS FROM CONTINUING OPERATIONS PER SHARE		$(0.01)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		87,421,929	70,200,000	89,060,398	70,200,000

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From October 19,	Nine	Nine
	2007(start of the	Months	Months
	development stage)	Ended	Ended
	to July 31,	July 31,	July 31,
	2010	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(1,888,629)	(800,352)	$(456,676)
Adjustments to reconcile net loss to cash used in operating activities:
Write off of mineral property	200,000	-	-
Write off of accounts payable	(45,743)	-	-
Issuance of capital stock for services	130,800	120,000	-
Grant of license	(491)	(491)	-
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	37,279	(45,978)	254,693
Increase (decrease) in accounts payable and accrued liabilities –related parties	120,295	(24,337)	37,795
Increase (decrease) in accrued interest payable	47,587	(26,290)	41,311
Net cash used in operating activities of discontinued operations	(103,029)	-	-

Net cash used in operating activities	(1,501,931)	(777,448)	(122,877)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	(200,000)	-	-
Acquisition of intangibles	(22,500)	-	(22,500)

Net cash used in investing activities	(222,500)	-	(22,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable, net	119,018	124,988	10,200
Issuance of capital stock for cash	1,282,243	381,930	-
Subscriptions received	-	-	150,400
Net cash provided by financing activities of discontinued operations	74,379	-	-

Net cash provided by financing activities	1,475,640	506,918	160,600

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH DURING THE PERIOD	3,755	-	-

NET INCREASE (DECREASE) IN CASH	(245,036)	(270,530)	15,223

CASH, BEGINNING OF PERIOD	245,612	271,106	52

CASH, END OF PERIOD	$576	$576	$15,275

CASH –DISCONTINUED OPERATIONS	$-	$-	$-
CASH –CONTINUING OPERATIONS	$576	$576	$1,259

Supplemental Disclosure with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2010
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

These unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at July 31, 2010 and for all periods presented, have been included. Interim results for the period ended July 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2010
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
July 31, 2010
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(c) Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At July 31, 2010 and October 31, 2009, the Company had no cash equivalents.

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
July 31, 2010
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

(j) Net loss per share

Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of July 31, 2010 and 2009, there were no potentially dilutive securities outstanding.

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
July 31, 2010
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

(n) Recent accounting pronouncements

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-13, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

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
July 31, 2010
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

6.	INTANGIBLES

	July 31,	October 31,
	2010	2009

Patents (Note 11)	$80,000	$80,000
Intellectual property (Note 11)	611,331	611,331
	691,331	691,331
Accumulated amortization	-	-

Net book value	$691,331	$691,331

During the period ended July 31, 2010, the Company did not amortize $80,000 and $611,311 of its patents and intellectual property as the patents have not yet been awarded and/or they have not begun to generate revenues and the intellectual property has an indefinite life. Capitalized amounts relate to purchase costs and legal, consulting and advisory costs incurred in registration of the patents and intellectual property.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2010
(Unaudited)

7.	LOANS PAYABLE

During the nine months ended July 31, 2010, a loan was granted from Natac for Euro130,000 (US $169,536) pursuant to a proposed lab facilities and service agreement (Note 10 -vii). During the nine months ended July 31, 2010, Euro 11,625 (US $15,161) was repaid. The loan is non-interest bearing and was due September 10, 2010 and has not been paid.

During the year ended October 31, 2009, Euro 112,000 (US $146,062) in accounts payable was reclassified to loans payable. The loans are non-interest bearing. One loan of Euro 56,000 (US $73,031) was due February 1, 2010 and has not been paid. The second loan of Euro 56,000 (US $73,031) was due June 1, 2010 and has not been paid.

During the year ended October 31, 2009, a loan was granted from a third party totaling $15,000. The loan is non-interest bearing and is due on demand. On January 15, 2010, the loan of $15,000 was settled for shares of the Company’s common stock.

During the year ended October 31, 2009, a loan was granted from a third party company for $1,200. The loan bore interest at 10% per annum and was due on demand. On October 5, 2009, the loan of $1,200 was settled for shares of the Company’s common stock. Interest included in the statement of operations for the nine and three months ended July 31, 2009 totaled $31 and $31, respectively.

During the year ended October 31, 2009, a loan was granted from NY Financial totaling $77,500 of which $74,159 was repaid in the same period. The loan bears interest at 10% per annum, compounded monthly, beginning January 31, 2009 and is due on demand (Note 11). Interest expense included in the statement of operations for the nine months ended July 31, 2010 and 2009 totaled $262 and $3,620, respectively. Interest expense included in the statement of operations for the three months ended July 31, 2010 and 2009 totaled $91 and $1,762, respectively.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $47,000. The loans bore interest at 10% per annum and were due on demand. On October 5, 2009, the loans and accrued interest totaling $53,907 was settled for shares of the Company’s common stock. Interest expense included in the statement of operations for the nine and three months ended July 31, 2009 totaled $4,157 and $1,300, respectively.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $28,000. The loans bore interest at 10% per annum and were due on demand. On October 5, 2009, the loans and accrued interest totaling $32,339 was settled for shares of the Company’s common stock. Interest expense included in the statement of operations for the nine and three months ended July 31, 2009 totaled $2,601 and $776.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $18,100. The loans bear interest at 10% per annum and are due on demand. On October 5, 2009, the loans and accrued interest totaling $21,203 was settled for shares of the Company’s common stock. Interest expense included in the statement of operations for the nine and three months ended July 31, 2009 totaled $1,367 and $469, respectively.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2010
(Unaudited)

7.	LOANS PAYABLE (continued)

During the year ended October 31, 2007, several loans were granted from a third party company totaling $290,000. Loans totaling $280,000 bear interest at 8% per annum, are compounded annually, and were due April 30, 2009. The loans were verbally extended with the same terms and were due on demand. A loan of $10,000 was non-interest bearing and had no specific terms of repayment. On October 1, 2007, the Company agreed to begin paying interest on this loan at 8% per annum and agreed to repay the loan on demand. On October 5, 2009, the loans and accrued interest totaling $335,114 was settled for shares of the Company’s common stock. Interest expense included in the statement of operations for the nine and three months ended July 31, 2009 totaled $18,741 and $6,315, respectively.

During the year ended October 31, 2006, two loans were granted from a third party company for $50,000 and $100,000. The loans bear interest at 8% per annum, are compounded annually, and were due May 16, 2008 and June 19, 2008 respectively. On each of the loan’s due dates, the loans were verbally extended with the same terms and are due on demand. During the year ended October 31, 2009, $41,111 of principal and $16,389 of accrued interest was paid. During the nine months ended July 31, 2010, $9,646 of principal and $35,354 of accrued interest was paid. Interest expense included in the statement of operation for the nine months ended July 31, 2010 and 2009 totaled $8,802 and $13,294, respectively. Interest expense included in the statement of operations for the three months ended July 31, 2010 and 2009 totaled $2,954 and $4,618, respectively.

8.	RELATED PARTY TRANSACTIONS

At July 31, 2010 and October 31, 2009, included in accounts payable and accrued liabilities –related parties is $20,758 owed to a former director and officer of the Company for management fees and reimbursement of expenses. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Management fees included in the statement of operations for the three and nine months ended July 31, 2010 and 2009 totaled $0 and $0.

At July 31, 2010 and October 31, 2009, included in accounts payable and accrued liabilities –related parties is Euro 5,000 (US $6,520) and Euro 5,000 (US $7,380), respectively, owed to a company owned by a former officer and director of the Company for management fees. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Management fees included in the statement of operations for the three and nine months ended July 31, 2010 and 2009 totaled $0 and $0.

At July 31, 2010 and October 31, 2009, included in accounts payable and accrued liabilities –related parties is $41,372 and $64,849, respectively, owed to officers and/or directors of the Company for management fees and reimbursement of expenses. Consulting fees paid to officers and/or directors of the Company for the nine months ended July 31, 2010 and 2009 totaled $70,500 and $22,500, respectively. Consulting fees paid to officers and/or directors of the Company for the three months ended July 31, 2010 and 2009 totaled 49,500 and $7,500, respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. The consulting fees are included in management fees on the statement of operations.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2010
(Unaudited)

8.	RELATED PARTY TRANSACTIONS (continued)

At July 31, 2010 and October 31, 2009 included in accounts payable and accrued liabilities –related parties is $57,000 owed to a company owned by a director of the Company for consulting fees. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Consulting fees included in the statement of operations for the nine months ended July 31, 2010 and 2009 totaled $0 and $0. Consulting fees included in the statement of operations for the three months ended July 31, 2010 and 2009 totaled $0 and $0.

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
July 31, 2010
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

On May 4, 2010, the Company issued 666,666 shares of its common stock at $0.15 per share for total proceeds of $100,000 in a private placement transaction. A finder’s fee of $10,000 was paid on closing of the private placement.

On June 11, 2010, the Company issued 300,000 shares of its common stock at $0.13 per share for consulting services with an aggregate value of $39,000. The consulting services are included in management fees on the statement of operations.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2010
(Unaudited)

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

iv)

On February 9, 2010, the Company entered into an agreement (the “Sponsorship Agreement”) with ICF Kursmakler AG (“ICF Kursmakler”), a German investment bank that is a designated sponsor on Frankfurt Stock Exchange’s Xetra trading platform, whereby ICF Kursmakler will act as the Company’s sponsor on the Frankfurt Stock Exchange. In consideration of these services, the Company has agreed to pay an annual fee of Euro 30,000 (US $39,124) to ICF Kursmakler. The term of the Sponsorship Agreement commences on March 1, 2010. Either party may terminate the Sponsorship Agreement without cause at the end of each quarter with six weeks notice in writing. Neither party may terminate the Sponsorship Agreement prior to March 1, 2011.

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

The closing of the Share Purchase Agreement was expected to occur on or before March 19, 2010. The closing date has been extended to July 19, 2010. The Company is currently in the process of negotiating an extension to the Share Purchase Agreement with Natac.

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2010
(Unaudited)

10.	COMMITMENTS (continued)

The closing of the Share Purchase Agreement is subject to a number of customary conditions, including:

	(a)	the closing of a research and licensing agreement whereby the Company will acquire an exclusive license to certain probiotic strains for the countries located in North and South America;

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

(b)

issuance of a promissory note in the amount of Euro 130,000 (US $169,536) payable on or before September 10, 2010 (which promissory note has been issued on February 10, 2010 and amended June 11, 2010) (repaid Euro 11,625 (US $15,161) on May 10,2010;

	(c)	Euro 100,000 (US $130,412) on or before each of September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011; and

(d)	Euro 125,000 (US $163,015) on or before each of:

	(i)	September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012; and

	(ii)	September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013.

The closing of the Lab Facilities and Service Agreement was expected to occur on or before March 19, 2010. The closing date has been extended to September 10, 2010. The Company is currently in the process of negotiating an extension to the Lab Facilities and Service Agreement with Natac.

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
July 31, 2010
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

Caleco-Sub has also agreed to reimburse the documented costs related to the Technology totaling Euro 432,000 (US $581,270) and $66,500. As at July 31, 2010, the Company has paid Euro 265,311 (US $356,985) and $18,250 in cash, has issued promissory notes for accounts payable totaling Euro 112,000 (US $150,700) and has issued 300,000 shares of its common stock at $0.10 per share for settlement of accounts payable with an aggregate value totaling $30,000. One loan of Euro 56,000 (US $75,350) was due February 1, 2010 and has not been paid. The second loan of Euro 56,000 (US $75,350) was due June 1, 2010 and has not been paid.

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
July 31, 2010
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

CALECO PHARMA CORP.
(formerly Blackstone Lake Minerals Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
July 31, 2010
(Unaudited)

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from
	October 19, 2007	Nine	Nine
	(start of the	Months	Months
	development stage)	Ended	Ended
	to July 31,	July 31,	July 31,
	2010	2010	2009

Cash paid for:
Interest	$59,064	$35,354	$-
Income taxes	$-	$-	$-

Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the nine months ended July 31, 2010, $21,000 in accounts payable was settled by the issuance of 210,000 shares of the Company’s common stock.

During the six months ended July 31, 2010, $15,000 in loans payable was settled by the issuance of 150,000 shares of the Company’s common stock.

14.	SUBSEQUENT EVENTS

On August 16, 2010, the Company entered into a consulting agreement with CityVac whereby CityVac agreed to provide the Company with investor relations services. In consideration of these services, the Company issued 625,000 shares of the Company’s common stock (issued August 16, 2010). The contract terminates on December 16, 2010.

On September 8, 2010, the Company issued 1,500,000 shares of its common stock at $0.06 per share for settlement of outstanding indebtedness totaling $90,000.

On September 10, 2010, a loan was granted from a third party company totaling $14,000. The loan bears interest at 10% per annum and is due on demand.

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

We also acquired an exclusive license from Natac Biotech S.L. (“Natac”), a Spanish biotechnology corporation, to develop, commercialize, market and distribute five compounds (AOF, AH-FLO, JHF, HGF, NB-VAL40) derived from plant extracts throughout North and South America. The details of the license agreement with Natac are set out below under the heading “Principal Products – Natac and Health Related Products”.

RECENT CORPORATE DEVELOPMENTS

We experienced the following corporate developments since the filing of our Form 10-Q for the fiscal quarter ended April 30, 2010 on June 14, 2010:

1.

On August 12, 2010, we entered into a Public Relations, Promotion and Marketing Letter Agreement (the “Consulting Agreement”) with Mary Kratka d/b/a CityVac (“CityVac”) whereby we engaged CityVac to provide various investor relations services to us from August 16, 2010 to December 16, 2010. Under the terms of the Consulting Agreement, we issued to CityVac 625,000 shares of our common stock in consideration for the services to be provided by CityVac. The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the “Securities Act”). CityVac represented that it was an accredited investor as defined in Rule 501 of Regulation D.

2.

On September 8, 2010, we issued 1,500,000 shares of our common stock at a price of $0.06 per share to settle outstanding indebtedness of $90,000 pursuant to Regulation S of the Securitas Act. The subscribers represented that they were not “U.S. Persons” as defined in Regulation S.

3.	On September 10, 2010, we received a loan of $14,000 from a third party company. The loan bears interest at a rate of 10% per annum and is due on demand.

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

Following closing, we agreed to reimburse the documented costs related to the recording of the patent applications and the filing of the European Drug Master File applications, which amount is not to exceed 590,000 EUR. Subsequent to the entry into the Technology Purchase Agreement, we determined that the reimbursable expenses amounted to 432,000 Euros (US $581,270) and $66,500. As at July 31, 2010, the Company has paid 265,311 Euros (US $356,985) and $18,250 in cash, has issued promissory notes for accounts payable totaling 112,000 Euros (US $150,700) and has issued 300,000 shares of its common stock at $0.10 per share for settlement of accounts payable with an aggregate value totaling $30,000. One loan of 56,000 Euros (US $75,350) was due February 1, 2010 and has not been paid. The second loan of 56,000 Euros (US $75,350) was due June 1, 2010 and has not been paid. In addition, the parties also agreed that:

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

Using the formulations of our Liver Health Formula, we have developed or are in the process of developing food supplements, hair and dermatological products, energy drinks and chewing gum. These products are being designed to provide enhancement to an individual's immune system. A description of the products is set out below.

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

In consideration for these services, we paid EUR 20,100 (approximately $27,050) to Cosmetic Project Management.

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

We did not complete the closing of the Share Purchase Agreement. We are currently in the process of negotiating an extension to the Share Purchase Agreement with Natac. There is no assurance that we will complete our acquisition of the Natac Shares.

Lab Facilities and Service Agreement

On February 18, 2010, we entered into a lab facilities and service agreement, as amended on March 19, 2010, April 26, 2010 and June 11, 2010, (the “Lab Facilities and Service Agreement”) with Natac whereby we will have access to Natac’s laboratory facility and procure certain laboratory services from Natac in consideration of the following:

(a)	20,000 Euros (approximately $27,716) (which amount has been paid on February 10, 2010);

(b)	issuance of a promissory note in the amount of 130,000 Euros (approximately $169,536) which is payable on or before September 10, 2010 (of which 11,625 Euros ($15,161) has been paid on May 10, 2010);

(c)	100,000 Euros (approximately $130,412) on or before each of September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011; and

(d)	125,000 Euros (approximately $163,015) on or before each of:

(i) September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012; and

(ii) September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013.

The closing of the Lab Facilities and Service Agreement was expected to occur on or before September 10, 2010 and is subject to a number of customary conditions, including:

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

We did not complete the closing of the Lab Facilities and Services Agreement. We are currently in the process of negotiating an extension to the Lab Facilities and Services Agreement with Natac. There is no assurance that we will be able to enter into an extension agreement for the Lab Facilities and Services Agreement.

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

In addition to the amounts described above, we anticipate that we will require an additional $800,000 for general and administrative purposes, including consulting fees in connection with the operation of our business and legal and accounting fees in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”). As a result, we anticipate that the costs of implementing our plan of operation and meeting our ongoing operating costs will be $2,700,000. Accordingly, we will require substantial financing in order to carry out our plan of operation and to meet our operating costs over the next twelve months. There is no assurance that we will be able to obtain financing in the amounts required to implement our plan of operation or to meet our ongoing operating costs. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment

RESULTS OF OPERATIONS

Nine Months and Third Quarter Summary

	Nine Months Ended July 31,				Three Months Ended July 31,
			Percentage				Percentage
			Increase /				Increase /
	2010	2009	(Decrease)		2010	2009	(Decrease)

Revenue	$-	$-	n/a		$-	$-	n/a
Expenses	(791,779)	(412,865)	91.8%		(139,031)	(109,382)	27.1%
Interest Expense	(9,064)	(43,811)	(79.3)%		(3,045)	(15,271)	(80.1)%
Grant of License	(491)	-	(100)%		-	-	n/a
Net Loss	$(800,352)	$(456,676)	(75.3%	)	$(142,076)	$(124,653)	14.0%

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the foreseeable future. Our ability to earn revenues in the future is dependent upon: (i) the development and manufacturing of our Liver Health Formula as an over-the-counter medication; and (ii) the development and manufacture of our naturally sourced products. There is no assurance that we will be able to develop and manufacture our Liver Health Formula as an over-the-counter medication, or we will be able to manufacture and develop our naturally sourced products.

Expenses

	Nine Months Ended July 31,			Three Months Ended July 31,
			Percentage			Percentage
			Increase /			Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)

Management fees	$70,500	$22,500	213.3%	$49,500	$7,500	560.0%
Professional fees	589,752	115,756	409.5%	66,306	17,911	270.2%
Other operating expenses	172,257	214,212	(19.6)%	36,411	34,776	4.7%
Foreign currency loss (gain)	(40,730)	60,397	(166.8)%	(13,186)	49,195	(126.8)%
Total Expenses	$791,779	$412,865	91.8%	$139,031	$109,382	27.1%

Three Months Ended July 31, 2010 and 2009

Our expenses increased from $109,382, during the three months ended July 31, 2009, to $139,031, during the three months ended July 31, 2010. The increase in our expenses is primarily attributable to substantial increases in professional fees and management fees. These amounts were partially offset by the recording of a foreign currency gain.

Management fees consisted of amounts incurred as compensation to our officers and directors. The additional management fees during the three months ended July 31, 2010 primarily relate to our recording of a stock based compensation expense of $39,000 that was issued to our Chief Financial Officer.

Professional fees consisted of: (i) legal fees, accounting and audit fees related to meeting our reporting requirements under the Exchange Act; and (ii) consulting fees related to payments to consultants regarding product development and investor relations activities. The additional professional fees during three months ended July 31, 2010 are primarily related to product development.

Other operating expenses primarily consisted of travel and office expenses.

During the three months ended July 31, 2010, the increase in foreign currency gain primarily relates to favorable exchange rates in connection with our outstanding accounts payable and loans payable.

Nine Months Ended July 31, 2010 and 2009

Our expenses increased from $412,865, during the nine months ended July 31, 2010, to $791,779, during the nine months ended July 31, 2009. The increase in our expenses during the nine months ended July 31, 2010 is primarily attributable to an increase in professional fees and management fees. These amounts were partially offset by an increase in foreign currency gain and a decrease in operating expenses.

Management fees include amounts paid as compensation to our officers and directors. The additional management fees during the three months ended July 31, 2010 primarily relate to our recording of a stock based compensation expense of $39,000 that was issued to our Chief Financial Officer.

Professional fees consisted of: (i) legal fees related to our proposed transactions with Natac and meeting our reporting requirements under the Exchange Act; (ii) accounting and audit fees related to meeting our reporting requirements under the Exchange Act; and (iii) consulting fees related to payments to consultants regarding product development and investor relations activities. The additional professional fees during the nine months ended July 31, 2010 are primarily a result of our proposed transactions with Natac and consulting fees related to product development.

Other operating expenses primarily consisted of travel, office and website development expenses.

During the nine months ended July 31, 2010, the increase in foreign currency gain primarily relates to favorable exchange rates in connection with our outstanding accounts payable and loans payable.

If we are able to obtain sufficient financing to undertake our proposed business plan for our over-the-counter and pharmaceutical business, our expenses are anticipated to increase significantly.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At July 31, 2010	At October 31, 2009	Increase / (Decrease)

Current Assets	$576	$271,106	(99.8)%
Current Liabilities	(916,068)	(923,685)	(0.8)%
Working Capital Deficit	$(915,492)	$(652,579)	40.3%

Cash Flows

	Nine Months Ended July 31,
	2010	2009

Cash Flows used in Operating Activities	$(777,448)	$(122,877)
Cash Flows used in Investing Activities	-	(22,500)
Cash Flows from Financing Activities	506,918	160,600
Net Decrease in Cash During Period	$(270,530)	$15,223

Our working capital deficit increased from $652,579, as at October 31, 2009, to $915,492, as at July 31, 2010. The increase in our working capital deficit is due to: (i) a decrease in cash as a result of repayments of a portion of our accounts payable; and (ii) the fact that we recorded a payable of 130,000 Euros to Natac pursuant to the Lab Facilities and Services Agreement.

During the nine months ended July 31, 2010, we completed the following equity financings:

(a)	we issued 4,235,930 shares of our common stock for cash proceeds of $413,593 and to settle outstanding indebtedness of $10,000 under our Foreign Private Placement.

(b)	we issued 650,000 shares of our common stock for cash proceeds of $39,000 and to settle outstanding indebtedness of $26,000 under our U.S. Private Placement.

(c)	we issued 300,000 shares of our common stock at a deemed price of $81,000 in exchange for consulting services.

(d)

we issued 666,666 shares of our common stock for cash proceeds of $100,000 pursuant to Rule 506 of Regulation D of the Securities Act. The subscriber represented that it was an “accredited investor” as defined in Regulation D.

(e)	we issued 300,000 shares of our common stock at a deemed price of $39,000 in exchange for consulting services.

Future Financings

As at July 31, 2010, we had cash on hand of $576. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term. Any future financing that we obtain is expected to be in the form of sales of our equity securities. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. There is a substantial doubt that we will be able to obtain financing in an amount that is sufficient to enable us to complete our proposed plan of operation. If we are not successful in raising sufficient financing, we will not be able to complete our plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

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

Our significant accounting policies are described in Note 3 to our interim financial statements for the period ended July 31, 2010 included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for our year ended October 31, 2009 (the “2009 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on the services of our senior management and key technical personnel. In particular, our future success will depend on the continued efforts of John Boschert, an executive officer and a member of our Board of Directors, Luc Vanhal, our Chief Financial Officer, James Sandino, a member of our Board of Directors, and F. Javier Benedi Garcia, a member of our Board of Directors. We also rely on consulting from Jim Metropoulos. The loss of the services of any of the gentlemen mentioned above and the further erosion of staff could have an adverse effect on our business, financial condition and results of operations.

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

On August 16, 2010, we issued 625,000 shares of our common stock in accordance with the terms of a consulting agreement. The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act. The subscriber represented that it was an “Accredited Investor” as defined in Regulation D.

On September 8, 2010, we issued 1,500,000 shares of our common stock at a price of $0.06 per share to settle outstanding indebtedness of $90,000 pursuant to Regulation S of the Securitas Act. The subscribers represented that they were not “U.S. Persons” as defined in Regulation S.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated July 24, 2009 between the Company (as parent surviving company) and Caleco Pharma Corp. (as subsidiary merging entity).(20)
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change – 13-for-1 Stock Split effective September 30, 2005.(7)
3.3	Certificate of Amendment to Articles – Name Change from Triton Resources, Inc. to Skyflyer Inc. effective October 17, 2006.(7)
3.4	Certificate of Amendment to Articles of Incorporation – Name Change from Skyflyer Inc. to Blackstone Lake Minerals Inc. effective January 23, 2008.(10)
3.5	Certificate of Merger.(20)
3.6	Articles of Merger between the Company (as surviving entity) and Caleco Pharma Corp. (as merging entity), with surviving entity changing its name to Caleco Pharma Corp.(20)
3.7	Bylaws.(1)
10.1	Share Purchase Agreement among the Company, Inventa Holding GmbH, Skyflyer Technology GmbH and Perry Augustson, dated for reference the 31st day of March, 2006.(3)
10.2	Agreement and Deed of Transfer between Inventa Holding GmbH and the Company dated for reference as of the 19th day of April, 2006.(4)
10.3	Patent Transfer Agreement between Dieter Wagels and Skyflyer Technology GmbH, dated effective as of April 17, 2006.(4)
10.4	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 8, 2006.(5)
10.5	Employment contract between Skyflyer Technology GmbH and Dr. Manfred Sappok, dated for reference as of June 1, 2005 (translated from German to English).(6)
10.6	Employment contract between Skyflyer Technology GmbH and Dieter Wagels, dated for reference as of January 1, 2006 (translated from German to English).(6)
10.7	Purchase Agreement dated October 3, 2007 between American Yellowcake Resources Inc. and Skyflyer Inc.(8)
10.8	Loan Agreement dated October 17, 2007 between the Company and Black Pointe Holdings Inc.(9)

Exhibit
Number	Description of Exhibits
10.9	Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated July 30, 2007 (translated from German to English).(12)
10.10	Second Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated December 31, 2007 (translated from German to English).(12)
10.11	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated November 28, 2007 (translated from German to English).(12)
10.12	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 6, 2007 (translated from German to English).(12)
10.13	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 7, 2007 (translated from German to English).(12)
10.14	Management Consultant Agreement dated March 1, 2008 between the Company and Dr. Rudolf Mauer.(11)
10.15	Share Exchange Agreement dated for reference as of March 31, 2008 among Blackstone Lake Minerals Inc., Inventa Holding GmbH and Skyflyer Technology GmbH.(13)
10.16	Management Consultant Agreement dated October 1, 2008 between the Company and John Boschert.(14)
10.17	Technology Purchase Agreement dated October 16, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(15)
10.18	Amendment Agreement to Technology Purchase Agreement dated October 16, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(16)
10.19	Technology Purchase Agreement dated December 19, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(17)
10.20	Promissory Note between Caleco Pharma Corp. (our former wholly owned subsidiary) and NY Financial (International) Inc.(18)
10.21	Investor Relations Service Agreement between the Company and Evergreen Marketing, Inc. dated October 6, 2009.(21)
10.22	Consulting Agreement dated October 27, 2009 between the Company and Professor Harry H.S. Fong.(22)
10.23	License Agreement dated November 1, 2009 between the Company and Caleco Pharma S.L.(23)
10.24	Consulting Agreement dated December 17, 2009 between the Company and Peter Kitzinski.(24)
10.25	Consulting Agreement dated for reference February 1, 2010 between the Company and BlueWater Advisory Group, LLC.(25)
10.26	Designated Sponsor Agreement dated February 9, 2010 between the Company and ICF Kursmackler AG.(25)
10.27	Share Purchase Agreement dated February 10, 2010 among the Company, Natac Biotech S.L., and the principal shareholders of Natac Biotech S.L.(25)
10.28	Letter Agreement dated February 10, 2010 between the Company and Natac Biotech S.L.(25)
10.29	Promissory Note dated February 10, 2010 between the Company and Natac Biotech S.L.(25)
10.30	Lab Facilities and Service Agreement dated for reference February 18, 2010 between the Company and Natac Biotech S.L.(26)
10.31	License Agreement dated March 12, 2010 between the Company and Natac Biotech S.L.(27)
10.32	Amendment Agreement to Share Purchase Agreement dated March 19, 2010 among the Company, Natac Biotech, S.L. and the principal shareholders of Natac Biotech S.L.(28)
10.33	Amendment Agreement to Lab Facilities and Services Agreement dated March 19, 2010 between the Company and Natac Biotech, S.L. (28)
10.34	Second Amendment Agreement to Share Purchase Agreement dated for reference April 19, 2010 among the Company, Natac Biotech, S.L. and the principal shareholders of Natac Biotech S.L. (29)

Exhibit
Number	Description of Exhibits
10.35	Second Amendment Agreement to Lab Facilities and Services Agreement dated for reference April 19, 2010 between the Company and Natac Biotech, S.L. (29)
10.36	Management Consulting Agreement dated June 11, 2010 between the Company and Luc Vanhal(30)
10.37	Third Amendment Agreement to Lab Facilities and Services Agreement dated for reference May 19, 2010 between the Company and Natac Biotech, S.L.(30)
10.38	Public Relations, Promotion and Marketing Letter Agreement dated August 12, 2010 between the Company and Mary Kratka d/b/a CityVac
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 26, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on December 15, 2006.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2007.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on September 19, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on October 11, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on October 23, 2007.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on January 25, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on March 13, 2008.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on March 21, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on April 8, 2008.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on October 7, 2008.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 2, 2008.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 29, 2008.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 27, 2009.
(19)	Filed as an exhibit to our Annual Report on Form 10-K filed on February 13, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on September 4, 2009.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on October 9, 2009.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on November 2, 2009.
(23)	Filed as an exhibit to our Current Report on Form 8-K filed on November 5, 2009.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on December 23, 2009.
(25)	Filed as an exhibit to our Current Report on Form 8-K filed on February 16, 2010.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on February 22, 2010.
(27)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on March 17, 2010.
(28)	Filed as an exhibit to our Current Report on Form 8-K filed on February 22, 2010.
(29)	Filed as an exhibit to our Current Report on Form 8-K filed on April 27, 2010
(30)	Filed as an exhibit to our Current Report on Form 8-K filed on June 11, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALECO PHARMA CORP.

Date: September 20, 2010	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, President, Secretary & Treasurer
(Principal Executive Officer)

Date: September 20, 2010	By:	/s/ Luc Vanhal
LUC VANHAL
Chief Financial Officer
(Principal Financial Officer)