Form 10-K
period 2010-10-30
CALECO PHARMA CORP.
filed 2011-03-02
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-51261

CALECO PHARMA CORP.
(Exact name of registrant as specified in its charter)

NEVADA	20-1147435
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

59 East Mill Road, Building 4, Suite 201
Long Valley, NJ	07853
(Address of principal executive offices)	(Zip Code)

(908) 752-4240
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $11,050,338 based on a price of $0.19, being the closing price for the Registrant’s common stock as quoted on the OTC Bulletin Board on April 30, 2010

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 28, 2011, the Registrant had 94,351,340 shares of common stock outstanding.

CALECO PHARMA CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 31, 2010
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

RECENT CORPORATE DEVELOPMENTS

We experienced the following corporate developments since the filing of our Form 10-Q for the fiscal quarter ended July 31, 2010 on September 20, 2010:

On November 18, 2010, we issued 3,000,000 shares at a price of $0.05 per share for proceeds of $150,000. The share issuance was completed pursuant to the provisions of Regulation S of the United States Securities Act of 1933, as amended (the “Securities Act”). We did not engage in a distribution of this offering in the United States. The subscriber represented that she was not a “US person” as defined in Regulation S of the Securities Act and that she was not acquiring the shares for the account or benefit of a US person.

This share issuance represents a portion of the $500,000 foreign private placement offering approved by our Board of Directors on November 9, 2010. There are no assurances that the remainder of the foreign private placement offering will be completed.

The above does not constitute an offer to sell or a solicitation of an offer to buy any of the Company’s securities in the United States. The securities have not been registered under the Securities Act and may not be offered or sold within the United States or to U.S. persons unless an exemption from such registration is available.

PRINCIPAL PRODUCTS

Liver Heath Formula

Technology Purchase Agreement

We acquired the Liver Health Formula pursuant to the terms and conditions of a technology purchase agreement dated December 19, 2008 (the “Technology Purchase Agreement”) among NY Financial (International) Corp. (“NY Financial”), the Company, Caleco Pharma Corp., formerly our wholly owned subsidiary, and John Boschert, our sole executive officer and a director. Under the terms of the Technology Purchase Agreement, NY Financial assigned and transferred the Liver Health Formula to us in consideration of which we:

(a)	paid $22,500 in cash to NY Financial (which has been paid); and

(b)

issued a non-interest bearing promissory note in the amount of $77,500 to NY Financial at closing. This amount was payable on January 31, 2009. On January 31, 2009, we became in default of the promissory note as we were unable to pay the $77,500. Under the terms of the promissory note, the unpaid portion of the promissory note, being $71,500, would bear interest at 10% per annum commencing on January 31, 2009. During the year ended October 31, 2009, an additional $68,159 was repaid. As at October 31, 2010, $3,341 is still outstanding on the note.

As further consideration, Mr. Boschert, our executive officer and director, transferred 32,000,000 shares of our common stock to NY Financial, which resulted in a change in control.

Following closing, we agreed to reimburse the documented costs related to the recording of the patent applications and the filing of the European Drug Master File applications, which amount is not to exceed 590,000 EUR (approximately $822,529). Subsequent to the entry into the Technology Purchase agreement, we determined that the reimbursable expenses amounted to 432,000 Euros (approximately $602,258) and $66,500. As at October 31, 2010, of the 432,000 EUR to be reimbursed, we have paid 265,311 EUR (approximately $369,874) and $18,250 in cash; and issued promissory notes of 112,000 EUR (approximately $156,141) and $18,500. Of the $66,500 to be reimbursed, we have settled $30,000 indebtedness through the issuance of our common stock.

Products

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

Of the products listed above, we plan to focus our resources on the development of Lamiridosin. See “Plan of Operation”.

Grant of European License to Caleco Pharma Europe S.L.

On November 1, 2009, we entered into a license agreement (the “Europe License Agreement”) with Caleco Pharma Europe S.L. (“SL”), a Spanish corporation, whereby we granted SL an exclusive license to market and exploit in the European continent certain products we have developed or are developing. These products include Lamiridosin, LamiriShampoo, LamiriHair Conditioner, LarimiHair Tonic, LamiriGel, LamiriCreme, KTKin, KTK Chewing Gum and KTKids Children Chewing Gum (collectively, the “Licensed Products”). In consideration of the exclusive license, SL agreed to:

(a)	issue such number of shares of SL that equals 10% of SL’s outstanding share capital (the “SL Shares”); and

(b)	grant to us a royalty of five percent (5%) of its gross sales of the Licensed Products.

Under the Europe License Agreement, SL was required to provide us with the following: a development plan for the Licensed Products; shares equal to 10% of SL’s outstanding share capital; any royalty payments; SL’s audited financial statements; and a certificate evidencing that SL has obtained product liability insurance. As SL has failed to comply with the provisions of the Europe License Agreement, we sent SL a notice of default on December 20, 2010. Under the notice of default, SL has 60 days to remedy the breaches of the Europe License Agreement. In the event that the breaches are not remedied by February 20, 2011, the Europe License Agreement will be terminated and be of no further effect.

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

Lab Facilities and Service Agreement

On February 18, 2010, we entered into a lab facilities and service agreement, as amended on March 19, 2010, April 26, 2010 and June 11, 2010, (the “Lab Facilities and Service Agreement”) with Natac whereby we will have access to Natac’s laboratory facility and procure certain laboratory services from Natac in consideration of the following:

(a)	20,000 Euros (approximately $27,716) (which amount has been paid on February 10, 2010);

(b)	issuance of a promissory note in the amount of 130,000 Euros (approximately $181,235) which is payable on or before September 10, 2010 (of which 11,625 Euros ($16,207) has been paid on May 10, 2010);

(c)	100,000 Euros (approximately $139,142) on or before each of September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011; and

(d)	125,000 Euros (approximately $174,265) on or before each of:

(i) September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012; and
(ii) September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013.

The closing of the Lab Facilities and Service Agreement was expected to occur on or before September 10, 2010 and was subject to a number of customary conditions, including:

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

We did not complete the closing of the Lab Facilities and Services Agreement by September 20, 2010. As the Lab Facilities and Services Agreement did not close, we are not obligated to make any of the quarterly payments to Natac and Natac is not obligated to provide us with the services.

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

The closing of the Share Purchase Agreement was expected to occur on or before July 19, 2010 and was subject to a number of closing conditions. As the Share Purchase Agreement did not close by July 19, 2010, we are not obligated to issue any shares to the Principal Stockholders and Natac is not obligated to issue the Natac Shares to us.

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

ITEM 2.	PROPERTIES.

We rent office space at 59 East Mill Road, Building 4, Suite 201, Long Valley, NJ 07853. We rent this space at a cost of $105 per month.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any legal proceedings and, to our knowledge, no legal proceedings are pending, threatened or contemplated.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

General

Our authorized capital stock consists of 975,000,000 shares of common stock, with a par value of $0.001 per share. As of February 28, 2011, there were 94,351,340 shares of our common stock issued and outstanding that are held of record by 105 registered stockholders. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Market Information

Our shares are currently quoted on the OTC Bulletin Board under the symbol “CAEH." The following table indicates the high and low bid prices for our common stock during the periods indicated:

	2010		2009
	High	Low	High	Low
First Quarter ended January 31	$0.29	$0.25	$0.10	$0.02
Second Quarter ended April 30	$0.21	$0.18	$0.086	$0.02
Third Quarter ended July 31	$0.19	$0.18	$0.90	$0.025
Fourth Quarter ended October 31	$0.08	$0.07	$0.34	$0.05

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

Recent Sales of Unregistered Securities

Other than as previously disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K, we have not completed any unregistered sales of equity securities during the fiscal year ended October 31, 2010.

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

Oral Supplement: We plan to develop, market and manufacture a formulation of our Liver Health Formula as an over-the-counter oral supplement. In developing the formulation of our Liver Health Formula, we plan to conduct a clinical trial in the second half of 2011. We anticipate that this formulation will be derived from our first generation Lamiridosin compound called HP-201. The HP-201 compound is designed to support liver health and provide general immune status benefits. We anticipate that the costs related to the development and marketing of the oral supplement will be $700,000 in 2011.

Dermatologic Application: We also plan to initiate research, development and pre-commercial activities related to the HP-201 over-the-counter franchise line extension formulations, including dermatologic applications. We anticipate that the costs related to the dermatological line will be $450,000 in 2011.

b)	Pharmaceutical Development

First Generation Lamiridosin Compound: We plan to continue pre-clinical work related to the HP-201 prescription pharmaceutical pathway. Pre-clinical work will include the identification and synthetic structural modification of compounds derived from HP-201. We anticipate that the costs related to the HP-201 New Drug Application pathway will be $300,000 in 2011.

Second Generation Lamiridosin Compound: We also plan to initiate pre-clinical work related to discover a second antiviral New Drug Application pipeline product referred to as HP-202. This pre-clinical work will include anti-viral and cytotoxicity assays. We anticipate that the costs related to the HP-202 New Drug Application pathway will be $200,000 in 2011.

c)	Product Pipeline

We plan to accelerate our in-licensing activities targeted at identifying new, over-the-counter and prescription product development candidates that are synergistic with our current product pipelines as well as our research, development and commercialization skill sets and overall business model. There is no assurance that we will identify and secure rights to license additional products in 2011. We anticipate that the costs related to identifying new product development opportunities will be $250,000 in 2011.

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

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended	Year Ended	Percentage
	October 31, 2010	October 31, 2009	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(839,089)	(553,362)	51.6%
Other Items	(702,899)	(206,046)	241.1%
Net Loss	$(1,541,988)	$(759,408)	103.1%

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

Expenses

The major components of our expenses for the years ended October 31, 2010 and 2009 are outlined in the table below:

	Year Ended	Year Ended	Percentage
	October 31, 2010	October 31, 2009	Increase / (Decrease)
Management Fees	$81,000	$30,000	170.0%
Professional Fees	533,721	281,783	89.4%
Other Operating Expenses	234,207	158,928	47.4%
Foreign Currency Loss (Gain)	(9,839)	82,651	(111.9)%
Total Expenses	$839,089	$553,362	51.6%

Our expenses increased from $533,362, during the year ended October 31, 2009, to $839,089, during the year ended October 31, 2010. The increase in our expenses is primarily attributable to substantial increases in professional fees and management fees and an increase in other operating expenses. These amounts were partially offset by the recording of a foreign currency gain.

Management fees consisted of amounts incurred as compensation to our officers and directors. The additional management fees during the year ended October 31, 2010 primarily relate to our recording of a stock based compensation expense of $39,000 that was issued to our Chief Financial Officer.

Professional fees consisted of: (i) legal fees, accounting and audit fees related to meeting our reporting requirements under the Exchange Act; and (ii) consulting fees related to payments to consultants regarding product development and investor relations activities. The additional professional fees during the year ended October 31, 2010 are primarily related to product development.

Other operating expenses primarily consisted of travel and office expenses.

During the year ended October 31, 2010, the increase in foreign currency gain primarily relates to favorable exchange rates in connection with our outstanding accounts payable and loans payable.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At October 31, 2010	At October 31, 2009	Increase / (Decrease)
Current Assets	$5,080	$271,106	(98.1)%
Current Liabilities	(837,227)	(923,685)	(9.4)%
Working Capital Deficit	$(832,147)	$(652,579)	27.5%

Cash Flows
	Year Ended	Year Ended
	October 31, 2010	October 31, 2009
Cash Flows used in Operating Activities	$(282,333)	$(507,689)
Cash Flows used in Investing Activities	454,454	(22,500)
Cash Flows from Financing Activities	470,761	801,243
Net Increase (Decrease) in Cash During Period	$(266,026)	$271,054

Our working capital deficit increased from $652,579, as at October 31, 2009, to $832,147, as at October 31, 2010. The increase in our working capital deficit is due to: (i) a decrease in cash as a result of repayments of a portion of our accounts payable; and (ii) the fact that we recorded a payable of 130,000 Euros to Natac pursuant to the Lab Facilities and Services Agreement.

During the year ended October 31, 2010, we completed the following equity financings:

(a)

we issued 4,235,930 shares of our common stock at a price of $0.10 per share for cash proceeds of $413,593 and to settle outstanding indebtedness of $10,000 pursuant to Regulation S of the Securities Act. The subscribers represented that they were not “U.S.” persons as defined under Regulation S;

(b)	we issued 650,000 shares of our common stock for cash proceeds of $39,000 and to settle outstanding indebtedness of $116,000 under our U.S. Private Placement;

(c)	we issued 300,000 shares of our common stock at a deemed price of $81,000 in exchange for consulting services;

(d)

we issued 666,666 shares of our common stock for cash proceeds of $100,000 pursuant to Rule 506 of Regulation D of the Securities Act. The subscriber represented that it was an “accredited investor” as defined in Regulation D;

(e)	we issued 300,000 shares of our common stock at a deemed price of $39,000 in exchange for consulting services;

(f)	we issued 625,000 shares of our common stock at a deemed price of $43,750 in exchange for consulting services; and

(g)

we issued 1,500,000 shares of our common stock to settle outstanding indebtedness of $90,000 in accordance with Regulation S of the Securities Act. The subscribers represented that they were not “U.S. Persons” as defined under the Regulation S.

Future Financings

As at October 31, 2010, we had cash on hand of $5,080. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term.

On November 9, 2010, our Board of Directors approved a $500,000 foreign private placement offering. We have issued 3,000,000 shares at a price of $0.05 per share for proceeds of $150,000 under the foreign private placement offering. There are no assurances that the remainder of the foreign private placement offering will be completed.

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

Our significant accounting policies are described in Note 3 to our audited financial statements included under Item 8 of this Annual Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

Audited Consolidated Financial Statements as of October 31, 2010, including:
1.	Report of Independent Registered Public Accounting Firm;
2.	Consolidated Balance Sheets as of October 31, 2010 and 2009;
3.	Consolidated Statements of Operations and Comprehensive Loss for the years ended October 31, 2010 and 2009 and for the cumulative period from October 19, 2007 to October 31, 2010;
4.	Consolidated Statements of Cash Flows for the years ended October 31, 2010 and 2009 and for the cumulative period from October 19, 2007 to October 31, 2010;
5.	Consolidated Statement of Stockholders’ Equity (Deficit) for the period from inception on April 14, 2005 through October 31, 2010; and
6.	Consolidated Notes to the Financial Statements.

CALECO PHARMA CORP.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

October 31, 2010

DAVIDSON & COMPANY LLP		A Partnership of Incorporated Professionals
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Caleco Pharma Corp.

We have audited the accompanying balance sheets of Caleco Pharma Corp. as of October 31, 2010 and 2009, and the related statements of operations and comprehensive loss, stockholders' equity (deficiency), and cash flows for each of the years in the two year period ended October 31, 2010 and the cumulative amounts from the start of the development stages on October 19, 2007 to October 31, 2010. Caleco Pharma Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caleco Pharma Corp. as of October 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two year period ended October 31, 2010 and the cumulative amounts from the start of the development stages on October 19, 2007 to October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

“DAVIDSON & COMPANY LLP”
Vancouver, Canada
Chartered Accountants
February 28, 2011

CALECO PHARMA CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	October 31,	October 31,
	2010	2009

ASSETS

Current Assets
Cash and cash equivalents	$5,080	$271,106
Deferred tax asset, less valuation allowance of $2,152,108 (2009 -$1,806,741) (Note 7)	-	-
Total Current Assets	5,080	271,106

Investment (Note 4)	491	-
Intangibles (Note 6)	100	691,331
Total Assets	$5,671	$962,437

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued liabilities	$369,159	$447,488
Accounts payable and accrued liabilities –related parties (Note 9)	146,861	149,987
Loans Payable (Note 8)	321,207	326,210
Total Current Liabilities	837,227	923,685

Commitments and Contractual Obligations (Note 11, 12, 13)

Stockholders’ Equity (Deficiency)
Common stock (Note 10)
Authorized 975,000,000 common shares, par value $0.001
Issued and outstanding October 31, 2010 - 91,351,340 October 31, 2009 - 83,073,744	91,352	83,074
Additional paid-in capital	6,381,141	5,557,076
Subscriptions received	-	160,663
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(174,074)	(174,074)
Deficit	(718,605)	(718,605)
Deficit accumulated during the development stage	(6,411,370)	(4,869,382)
Total Stockholders’ Equity (Deficiency)	(831,556)	38,752

Total Liabilities and Stockholders’ Equity (Deficiency)	$5,671	$962,437

Subsequent Events (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From October 19,
	2007 (start of the	Year	Year
	development stage)	Ended	Ended
	to October 31,	October 31,	October 31,
	2010	2010	2009

EXPENSES

Management fees	$162,502	$81,000	$30,000
Mineral exploration costs	13,710	-	-
Professional fees	936,403	533,721	281,783
Other operating expenses	501,572	234,207	158,928
Foreign currency loss (gain)	64,315	(9,839)	82,651

LOSS BEFORE OTHER ITEMS AND INCOME TAXES	1,678,502	839,089	553,362

Interest expense	106,766	12,159	51,789
Write off of mineral property (Note 5)	200,000	-	200,000
Write off of account payable	(45,743)	-	(45,743)
Write off of intangibles (Note 6)	691,231	691,231
Grant of license	(491)	(491)	-

LOSS BEFORE INCOME TAXES	2,630,265	1,541,988	759,408

Provision for income taxes	-	-	-

LOSS FROM CONTINUING OPERATIONS	2,630,265	1,541,988	759,408

Discontinued operations	3,781,105	-	-

NET LOSS	6,411,370	1,541,988	759,408

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	151,900	-	-

COMPREHENSIVE LOSS	$6,563,270	$1,541,988	$759,408

BASIC AND DILUTED NET LOSS FROM CONTINUING OPERATIONS PER SHARE		$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		88,224,684	71,540,849

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

	Cumulative
	Amounts
	From October 19,
	2007 (start of the	Year	Year
	development stage)	Ended	Ended
	to October 31,	October 31,	October 31,
	2010	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(2,630,265)	$(1,541,988)	$(759,408)
Adjustments to reconcile net loss to cash used in operating activities:
Write off of mineral property	200,000	-	200,000
Write off of accounts payable	(45,743)	-	(45,743)
Write off of intangibles	691,231	691,231	-
Issuance of capital stock for services	174,550	163,750	10,800
Grant of license	(491)	(491)	-
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	514,743	431,486	(62,498)
Increase (decrease) in accounts payable and accrued liabilities –related parties	141,506	(3,126)	118,101
Increase (decrease) in accrued interest payable	50,682	(23,195)	31,059
Net cash used in operating activities of discontinued operations	(103,029)	-	-

Net cash used in operating activities	(1,006,816)	(282,333)	(507,689)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	(200,000)	-	-
Acquisition of intangibles	(476,954)	(454,454)	(22,500)

Net cash used in investing activities	(676,954)	(454,454)	(22,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from / (repayments to) loans payable, net	82,861	88,831	(99,070)
Issuance of capital stock for cash	1,282,243	381,930	739,650
Subscriptions received	-	-	160,663
Net cash provided by financing activities of discontinued operations	74,379	-	-

Net cash provided by financing activities	1,439,483	470,761	801,243

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH DURING THE PERIOD	3,755	-	-

NET INCREASE (DECREASE) IN CASH	(240,532)	(266,026)	271,054

CASH, BEGINNING OF PERIOD	245,612	271,106	52

CASH, END OF PERIOD	$5,080	$5,080	$271,106

CASH –DISCONTINUED OPERATIONS	$-	$-	$-
CASH –CONTINUING OPERATIONS	$5,080	$5,080	$271,206

Supplemental Disclosure with Respect to Cash Flows (Note 14)

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

CALECO PHARMA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in U.S. Dollars)

	Common Stock
							Deficit
					Accumulated		Accumulated
			Additional		Other		During the
	Number		Paid-	Subscriptions	Comprehensive		Development
	of Shares	Par Value	in Capital	Received	Loss	Deficit	Stage	Total
Sale of common stock for cash, September 21, 2009	5,936,500	5,937	587,714					593,651
Issuance of common stock for debt settlement, September 21, 2009	5,117,244	5,117	506,607					511,724
Sale of common stock for cash, October 5, 2009	750,000	750	74,250					75,000
Issuance of common stock for debt settlement, October 5, 2009	300,000	300	29,700				-	30,000
Sale of common stock for cash, October 5, 2009	710,000	710	70,290				-	71,000
Issuance of common stock for services, October 6, 2009	60,000	60	10,740					10,800
Subscriptions received				160,663				160,663
Net loss							(759,408)	(759,408)
Balance, October 31, 2009	83,073,744	83,074	5,557,076	160,663	(174,074)	(718,605)	(4,869,382)	38,752
Sale of common stock for cash, November 10, 2009	1,338,630	1,339	132,524	(130,663)				3,200
Issuance of common stock for debt settlement, December 22, 2009	100,000	100	9,900					10,000
Sale of common stock for cash, December 22, 2009	1,145,000	1,145	113,355	(10,000)				104,500
Issuance of common stock for debt settlement, January 15, 2010	260,000	260	25,740					26,000
Sale of common stock for cash, January 15, 2010	537,300	537	53,193	(20,000)				33,730
Sale of common stock for cash, January 19, 2010	1,000,000	1,000	99,000					100,000
Issuance of common stock for services, February 15, 2010	300,000	300	80,700					81,000

CALECO PHARMA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in U.S. Dollars)

	Common Stock
							Deficit
					Accumulated		Accumulated
			Additional		Other		During the
	Number		Paid-	Subscriptions	Comprehensive		Development
	of Shares	Par Value	in Capital	Received	Loss	Deficit	Stage	Total
Sale of common stock for cash, February 18, 2010	140,000	140	13,860					14,000
Sale of common stock for cash, February 18, 2010	365,000	365	36,135					36,500
Sale of common stock for cash, net of finders fee, May 4, 2010	666,666	667	89,333					90,000
Issuance of common stock for services, June 11, 2010	300,000	300	38,700					39,000
Issuance of common stock for services, August 16, 2010	625,000	625	43,125					43,750
Issuance of common stock for debt settlement, September 8, 2010	1,500,000	1,500	88,500					90,000
Net loss							(1,541,988)	(1,541,988)
Balance, October 31, 2010	91,351,340	$91,352	$6,381,141	$-	$(174,074)	$(718,605)	$(6,411,370)	$(831,566)

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2010

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Caleco Pharma Corp. (formerly Blackstone Lake Minerals Inc.) (the “Company”) was incorporated on May 18, 2004, under the laws of the State of Nevada and was in the business of exploring mineral properties. Effective April 19, 2006, the Company acquired 100% of the issued and outstanding shares of Skyflyer Technology GmbH (“Skyflyer Technology”), a company engaged in the development and commercialization of a one or two person, recreation flying device. On October 18, 2007, the Company acquired a 100% interest in a mineral claim (the “Blackstone Lake Property”) in Saskatchewan, Canada. The Company was focusing its resources on the development and exploration of the Blackstone Lake Property and on April 11, 2008, the Company sold its interest in Skyflyer Technology. On January 27, 2009, pursuant to a technology purchase agreement with NY Financial (International) Corp. (“NY Financial”), the Company’s former wholly-owned subsidiary, Caleco Pharma Corp. (“Caleco-Sub”), acquired a proprietary technology and the intellectual property related thereto for the treatment of liver disease and other ailments, particularly resulting from viral infections such as the Hepatitis C virus infection (the “Technology”) (Note 12). The Company has also developed or is in the process of developing food supplements, hair and dermatological products, energy drinks and chewing gum that derive their formulations from the Technology. These products are being developed to provide enhancement to an individual’s immune system. On March 12, 2010, the Company entered into an exclusive license agreement with Natac Biotech S.L. (“Natac”), a Spanish biotechnology corporation engaged in the research and development of health related products, whereby Natac has granted the Company the exclusive right to develop, commercialize, market and distribute five compounds (AOF, AH-FLO, JHF, HGF, NB-VAL40) derived from plant extracts throughout North and South America (Note 13). On November 22, 2009, the Company allowed the Blackstone Lake Property to lapse and as a result, the Company wrote down the mineral property to $Nil at October 31, 2009. The Company is considered to be a development stage company, as it has not generated significant revenues from operations.

The consolidated financial statements of the Company up until July 31, 2009 included the accounts of the Company and its former wholly-owned subsidiary, Caleco-Sub. All inter-company balances and transactions were eliminated on consolidation. Effective August 31, 2009, the Company changed its name to Caleco Pharma Corp. To effect the name change, the Company completed a merger of Caleco-Sub, with and into the Company, with the Company continuing as the sole surviving entity.

CALECO PHARMA CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2010

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
October 31, 2010

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(c)	Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At October 31, 2010 and 2009, the Company had no cash equivalents.

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

Intangibles are recorded at cost. Capitalized amounts relate to purchase costs and legal, consulting and advisory costs incurred in registration of the patents and intellectual property. Depreciation is calculated using the straight-line method over the useful lives of the assets. No depreciation is provided for as the patents have not yet been awarded and/or begun to generate revenues. No depreciation is provided for the intellectual property as they have indefinite lives. At October 31, 2010, the Company made an assessment to write down the intangibles to $100.

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
October 31, 2010

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

Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of October 31, 2010 and 2009, there were no potentially dilutive securities outstanding.

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
October 31, 2010

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
October 31, 2010

4.	INVESTMENT

On November 1, 2009 the Company acquired 334 shares, representing a 10% interest, in Caleco Pharma Europe S.L. (“SL”), a Spanish Corporation, pursuant to a license agreement (see Note 13) for consideration of Euro 334 (US $491).

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

6.	INTANGIBLES

	October 31,	October 31,
	2010	2009

Patents (Note 12)	$50	$80,000
Intellectual property (Note 12)	50	611,331
	100	691,331
Accumulated amortization	-	-

Net book value	$100	$691,331

During the year ended October 31, 2010 and 2009, the Company did not amortize its patents and intellectual property as the patents have not yet been awarded and/or they have not begun to generate revenues and the intellectual property has an indefinite life. Capitalized amounts relate to purchase costs and legal, consulting and advisory costs incurred in registration of the patents and intellectual property. At October 31, 2010, the Company made an assessment to write down the intangibles to $100.

CALECO PHARMA CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2010

7.	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended October 31, 2010 and 2009, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from development stage activities as a result of the following:

	Year Ended	Year Ended
	October 31,	October 31,
	2010	2009

Loss for the year	$(1,707,017)	$(759,408)

Computed “expected” tax benefit	(580,386)	(258,199)
Loss from write off of mineral property	-	68,000
Loss from write off of intangibles	235,019	-
Change in valuation allowance	345,367	190,199

Income tax recovery	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 2010 and 2009, is presented below:

	2010	2009
Deferred tax assets:
Net operating loss carry forwards – US	$848,537	$503,170
Net capital loss carry forwards – US	1,303,571	1,303,571
Valuation allowance	(2,152,108)	(1,806,741)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of October 31, 2010 and 2009 was $2,152,108 and $1,806,741 respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The losses in the United States expire in 2025.

CALECO PHARMA CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2010

8.	LOANS PAYABLE

During the year ended October 31, 2010, $18,500 was reclassified from accounts payable to loans payable. The loan is non-interest bearing and due on demand.

During the year ended October 31, 2010, a loan was granted from Natac for Euro 130,000 (US $181,235) pursuant to a proposed lab facilities and service agreement (Note 11 -vi) of which Euro 11,625 (US $16,207) was repaid. The loan is non-interest bearing and was due March 19, 2010. The loan was extended to September 10, 2010 and has not been paid. As the lab facilities and service agreement did not close, the Company is not obligated to repay the loan.

During the year ended October 31, 2009, Euro 112,000 (US $156,141) in accounts payable was reclassified to loans payable. The loans are non-interest bearing. One loan of Euro 56,000 (US $78,071) was due February 1, 2010 and has not been paid. The second loan of Euro 56,000 (US $78,070) was due June 1, 2010 and has not been paid.

During the year ended October 31, 2009, a loan was granted from a third party totaling $15,000. The loan is non-interest bearing and is due on demand. On January 15, 2010, the loan of $15,000 was settled for 150,000 shares of the Company’s common stock.

During the year ended October 31, 2009, a loan was granted from a third party company for $1,200. The loan bore interest at 10% per annum and was due on demand. On October 5, 2009, the loan of $1,200 was settled for shares of the Company’s common stock.

During the year ended October 31, 2009, a loan was granted from NY Financial totaling $77,500 of which $74,159 was repaid in the same period. The loan bears interest at 10% per annum, compounded monthly, beginning January 31, 2009 and is due on demand (Note 12). Interest expense included in the statement of operations for the years ended October 31, 2010 and 2009 totaled $355 and $4,393, respectively.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $47,000. The loans bore interest at 10% per annum and were due on demand. On October 5, 2009, the loans and accrued interest totaling $53,907 was settled for shares of the Company’s common stock. Interest expense included in the statement of operations for the year ended October 31, 2009 totaled $4,596.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $28,000. The loans bore interest at 10% per annum and were due on demand. On October 5, 2009, the loans and accrued interest totaling $32,339 was settled for shares of the Company’s common stock. Interest expense included in the statement of operations for the year ended October 31, 2009 totaled $2,863.

During the year ended October 31, 2008, several loans were granted from a third party company totaling $18,100. The loans bore interest at 10% per annum and are due on demand. On October 5, 2009, the loans and accrued interest totaling $21,203 was settled for shares of the Company’s common stock. Interest expense included in the statement of operations for the year ended October 31, 2009 totaled $1,528.

CALECO PHARMA CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2010

8.	LOANS PAYABLE (continued)

During the year ended October 31, 2007, several loans were granted from a third party company totaling $290,000. Loans totaling $280,000 bore interest at 8% per annum, compounded annually, and were due April 30, 2009. The loans were verbally extended with the same terms and were due on demand. A loan of $10,000 was non-interest bearing and had no specific terms of repayment. On October 1, 2007, the Company agreed to begin paying interest on this loan at 8% per annum and agreed to repay the loan on demand. On October 5, 2009, the loans and accrued interest totaling $335,114 was settled for shares of the Company’s common stock. Interest expense included in the statement of operations for year ended October 31, 2009 totaled $20,869.

During the year ended October 31, 2006, two loans were granted from a third party company for $50,000 and $100,000. The loans bore interest at 8% per annum, compounded annually, and were due May 16, 2008 and June 19, 2008 respectively. On each of the loan’s due dates, the loans were verbally extended, with the loans bearing interest at 10% per annum and due on demand. During the year ended October 31, 2010, an additional $34,000 in loans was granted with the same terms. During the year ended October 31, 2009, $41,111 of principal and $16,389 of accrued interest was paid. During the year ended October 31, 2010, $9,646 of principal and $35,354 of accrued interest was paid. Interest expense included in the statement of operation for the years ended October 31, 2010 and 2009 totaled $11,804 and $17,540, respectively.

9.	RELATED PARTY TRANSACTIONS

At October 31, 2010 and 2009, included in accounts payable and accrued liabilities –related parties is $20,758 owed to a former director and officer of the Company for management fees and reimbursement of expenses. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Management fees included in the statement of operations for the years ended October 31, 2010 and 2009 totaled $0 and $0, respectively.

At October 31, 2010 and 2009, included in accounts payable and accrued liabilities –related parties is Euro 5,000 (US $6,970) and Euro 5,000 (US $7,380), respectively, owed to a company owned by a former officer and director of the Company for management fees. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Management fees included in the statement of operations for the years ended October 31, 2010 and 2009 totaled $0 and $0, respectively.

At October 31, 2010 and 2009, included in accounts payable and accrued liabilities –related parties is $62,133 and $64,849, respectively, owed to officers and/or directors of the Company for management fees and reimbursement of expenses. Consulting fees paid to officers and/or directors of the Company for the years ended October 31, 2010 and 2009 totaled $81,000 and $30,000, respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. The consulting fees are included in management fees on the statement of operations.

CALECO PHARMA CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2010

9.	RELATED PARTY TRANSACTIONS (continued)

At October 31, 2010 and 2009, included in accounts payable and accrued liabilities –related parties is $57,000 owed to a company owned by a director of the Company for consulting fees. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Consulting fees included in the statement of operations for the years ended October 31, 2010 and 2009 totaled $0 and $0, respectively.

10.	COMMON STOCK

The Company’s articles of incorporation allow it to issue up to 975,000,000 shares of common stock, par value $0.001. Effective September 30, 2005, the Company effected a stock split of its common stock by issuing thirteen new shares for each old share. Except as otherwise stated to the contrary in these financial statements, all references to shares and prices per share have been adjusted to give retroactive effect to the stock split.

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

CALECO PHARMA CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2010

10.	COMMON STOCK (continued)

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

On August 16, 2010, the Company issued 625,000 shares of its common stock at $0.07 per share for consulting services with an aggregate value of $43,750. The consulting services are included in professional fees on the statement of operations.

On September 8, 2010, the Company issued 1,500,000 shares of its common stock at $0.06 per share for settlement of accounts payable with an aggregate value totaling $90,000.

CALECO PHARMA CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2010

11.	COMMITMENTS

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

v)

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

The closing of the Share Purchase Agreement was subject to a number of customary conditions, including:

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

The closing of the Share Purchase Agreement was expected to occur on or before March 19, 2010. The closing date was extended to July 19, 2010. As the Share Purchase Agreement did not close, the Company is not obligated to issue any shares to the Principal Stockholders of Natac and Natac is not obligated to issue the Natac Shares to the Company.

CALECO PHARMA CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2010

11.	COMMITMENTS (continued)

vi)

On February 18, 2010, the Company entered into a lab facilities and service agreement (the “Lab Facilities and Service Agreement”) with Natac whereby the Company will have access to Natac’s laboratory facility and procure certain laboratory services from Natac in consideration of the following:

		(a)	Euro 20,000 (US $27,716) (paid on February 10, 2010);

(b)

issuance of a promissory note in the amount of Euro 130,000 (US $181,235) payable on or before September 10, 2010 (which promissory note has been issued on February 10, 2010 and amended June 11, 2010) (repaid Euro 11,625 (US $16,207) on May 10,2010);

		(c)	Euro 100,000 (US $139,412) on or before each of September 30, 2010, December 31, 2010, March 31, 2011 and June 30, 2011; and

		(d)	Euro 125,000 (US $174,265) on or before each of:

(i) September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012; and

(ii) September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013.

The closing of the Lab Facilities and Service Agreement was subject to a number of customary conditions, including:

		(a)	the closing of a research and licensing agreement whereby the Company will acquire an exclusive license to certain probiotic strains for the countries located in North and South America; and

(b)

the closing of an exclusive licensing agreement whereby the Company will acquire an exclusive license to certain health related products for the countries located in North and South America. (closed March 12, 2010)

The closing of the Lab Facilities and Service Agreement was expected to occur on or before March 19, 2010. The closing date was extended to September 10, 2010. As the Lab Facilities and Services Agreement did not close, the Company is not obligated to repay the balance of the promissory notes nor make any of the quarterly payments to Natac and Natac is not obligated to provide us with the services.

CALECO PHARMA CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2010

12.	TECHNOLOGY PURCHASE AGREEMENT

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

Caleco-Sub has also agreed to reimburse the documented costs related to the Technology totaling Euro 432,000 (US $602,258) and $66,500. As at October 31, 2010, the Company has paid Euro 265,311 (US $369,874) and $18,250 in cash; has issued promissory notes for accounts payable totaling Euro 112,000 (US $156,141) and $18,500; and has issued 300,000 shares of its common stock at $0.10 per share for settlement of accounts payable with an aggregate value totaling $30,000. One loan of Euro 56,000 (US $78,071) was due February 1, 2010 and has not been paid. The second loan of Euro 56,000 (US $78,070) was due June 1, 2010 and has not been paid.

At October 31, 2010, the Company made an assessment to write down the intangibles to $100.

13.	LICENSE AGREEMENTS

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

CALECO PHARMA CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2010

13.	LICENSE AGREEMENTS (continued)

(b)

pay a royalty of five percent (5%) of its gross sales of the Products (Food supplements (Lamiridosin), Hair and Dermatological Products (LamiriShampoo, LamiriHair Conditioner, LamiriHair Tonic, LamiriGel and LamiriCreme), Energy Drinks (KTKin) and Chewing Gum (KTK Chewing Gum and KTKids Children Chewing Gum), to the Company.

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

On December 20, 2010, the Company served a notice of default to SL to comply with the terms of the Europe License Agreement. Failure by SL to remedy the defaults within 60 days (February 20, 2011) will result in the termination of the Europe License Agreement.

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

CALECO PHARMA CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2010

14.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Cumulative
	Amounts from
	October 19, 2007
	(start of the	Year	Year
	development stage)	Ended	Ended
	to October 31,	October 31,	October 31,
	2010	2010	2009

Cash paid for:
Interest	$56,324	$35,354	$20,970
Income taxes	$-	$-	$-

Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the year ended October 31, 2010, $18,500 in accounts payable was reclassified to loans payable.

During the year ended October 31, 2010, $111,000 in accounts payable was settled by the issuance of 1,710,000 shares of the Company’s common stock.

During the year ended October 31, 2010, $15,000 in loans payable was settled by the issuance of 150,000 shares of the Company’s common stock.

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

CALECO PHARMA CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
October 31, 2010

15.	SUBSEQUENT EVENTS

On November 17, 2010, the Company repaid $34,000 of principal and $509 of accrued interest to a third party lender.

On November 18, 2010, the Company issued 3,000,000 shares of its common stock at $0.05 per share for proceeds totaling $150,000 in a private placement transaction.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended October 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended October 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our officers and directors as of the date hereof:

Name	Age	Position
John Boschert	40	Chief Executive Officer, President, Secretary and Treasurer and Director
Luc Vanhal	50	Chief Financial Officer
James Sandino	63	Director
F. Javier Benedi Garcia	64	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

John Boschert has been our Secretary and Treasurer since April 19, 2006 and our Chief Executive Officer, President and Director since August 20, 2008. Mr. Boschert was also our Chief Financial Officer from August 20, 2008 to June 11, 2010. Mr. Boschert received his diploma in business administration from Langara College in 1989. Mr. Boschert has served as an officer and director of a number of public companies. Currently, Mr. Boschert serves as secretary of Exploration Drilling International Inc., a company engaged in water drilling, and was a member of its board of directors from March 13, 2006 to December 27, 2006 and its chief executive officer, president, chief financial officer and treasurer from March 20, 2006 to April 26, 2006. Since July 2002, Mr. Boschert has also served as the sole executive officer and director of Balsam Ventures, Inc. Since August 7, 2008, Mr. Boschert served as an officer and director of Clyvia Inc., a company engaged in the development of a proprietary technology that utilizes a process known as fractional depolymerization to produce diesel fuel and heating oil from various forms of recyclable waste materials, including vegetable oils, plastics and organic solids.

Luc Vanhal has been our Chief Financial Officer since June 11, 2010. Since February 2010, Mr. Vanhal has served as Chief Financial Officer and Chief Operating Officer of VehSmart Inc., a private company in the automotive industry. Mr. Vanhal served as a director of CyberDefender Corporation, a public company in the identify protection industry, from December 2009 to February 2010. Mr. Vanhal served as Chief Operating Officer and Chief Financial Officer of Guthy-Renker Inc., a private company active in the direct marketing of a wide variety of consumer products, from July, 2005 to February 2010. From 2002 to 2008, Mr. Vanhal served as a director of Viewsonic Inc., a maker of visual display products. Mr. Vanhal served as Chief Operating Officer and Chief Financial Officer for Belkin Corporation, a privately held technology consumer products company, from August 2004 to July 2005. Mr. Vanhal holds a B.A. and an M.B.A. from the University of Leuven, Belgium.

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

Product Development Advisory Board

Our board of directors established a Product Development Advisory Board on October 27, 2009. The Product Development Advisory Board will guide the development of our products, including the design of appropriate clinical trails and selection of clinical sites and partners. The sole member of the Product Development Advisory Board is Jim Metropoulos.

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

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
John Boschert Chief Executive Officer, President, Treasurer and a Director	None	None	None
Luc Vanhal Chief Financial Officer	One	None	None
James Sandino Director	None	None	None
F. Javier Benedi Garcia Director	None	None	None
NY Financial (International) Corp. Beneficial owner of greater than 10% of our outstanding shares of common stock	None	None	None

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, during the fiscal years ended October 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation ($)	All Other Compen- sation ($)	Total ($)
John Boschert,(1) CEO, President, Secretary, Treasurer & Director	2010 2009	$30,000 $30,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$30,000 $30,000
Luc Vanhal(2) CFO	2010 2009	$0 N/A	$0 N/A	$39,000 N/A	$0 N/A	$0 N/A	$0 N/A	$0 N/A	$39,000 N/A

Notes:
(1)

Mr. Boschert was appointed as our Secretary and Treasurer on April 16, 2006 and as our CEO, CFO, President and Director on August 20, 2008. Under the terms of a consulting agreement dated October 1, 2008, we pay Mr. Boschert a consulting fee of $2,500 per month.

(2)

Mr. Vanhal was appointed as our CFO on June 11, 2010. Under the terms of a consulting agreement: (i) we issued 300,000 shares of our common stock to Mr. Vanhal in consideration of Mr. Vanhal providing the Company with one (1) year of consulting services as Chief Financial Officer; (ii) Mr. Vanhal is entitled to reimbursement for reasonable travel and promotional expenses and other specific expenses with prior authorization; and (iii) the agreement may be terminated be either party upon 30 days notice or no notice in the event of default.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Since our inception on May 18, 2004, we have not issued any outstanding equity awards.

COMPENSATION OF DIRECTORS

The following table sets forth the compensation paid to our directors for the fiscal year ended October 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Boschert	-	-	-	-	-	-	-
James Sandino(1)	$12,000	-	-	-	-	-	$12,000
F. Javier Benedi Garcia	-	-	-	-	-	-	-

Note:
(1) Under the terms of a verbal agreement, Mr. Sandino is paid $1,000 per month for his services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 28, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	John Boschert CEO, President, Secretary, Treasurer and Director	6,500,000 (Direct)	6.9%
Common Stock	Luc Vanhal CFO	300,000 (Direct)	*
Common Stock	James Sandino Director	Nil	Nil
Common Stock	F. Javier Benedi Garcia Director	20,500,000(2) (Indirect)	21.7%
Common Stock	All Directors and Executive Officers as a Group (4 persons)	27,300,000	28.9%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
5% STOCKHOLDERS
Common Stock	NY Financial (International) Corp. Palm Grove House, P.O. Box 3186 Wickhams Cay 1, Road Town Tortola, British Virgin Islands	18,000,000 (Direct)	19.1%
Common Stock	F. Javier Benedi Garcia Director El Pilar, Vicente Aleixandre 2 Cortijo Blanco, San Pedro de Alcantara Malaga, Spain 29670	20,500,000(2) (Indirect)	21.7%
Common Stock	John Boschert CEO, President, Secretary, Treasurer and Director Suite 16036, Urbanizacion Marbella, Calle 47 y Ave., Aquilino de la Guardia Edifico Ocean Plaza - Planta Baja, Panama	6,500,000 (Direct)	6.9%

*Less than 0.1%

Notes:
(1)

Based on 94,351,340 shares of our common stock issued and outstanding as of February 28, 2011. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 28, 2011.

(2)

The shares denoted as beneficially owned by Mr. Benedi Garcia consist of: (i) 18,000,000 Shares held by NY Financial (indirect); (ii) 500,000 Shares held by Mr. Benedi Garcia's wife (indirect); and (iii) 2,000,000 Shares held by Mr. Benedi Garcia's children (indirect).

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

Acquisition of the Liver Health Formula

In connection with the closing of the Technology Purchase Agreement, NY Financial (International) Corp. (“NY Financial”), a company controlled by F. Javier Benedi Garcia, a member of our Board of Directors, assigned and transferred its right, title and interest in the Liver Health Formula in consideration of which:

(a)	we paid $22,500 to NY Financial; and

(b)

we issued a non-interest bearing promissory note in the amount of $77,500 to NY Financial. On January 31, 2009, we became in default of the promissory note as we were unable to pay the $77,500. As a result, the unpaid portion of the promissory note bears interest at a rate of ten per cent (10%) per annum. As at October 31, 2010, we have repaid $74,159 of the promissory note.

As further consideration, Mr. Boschert, our executive officer and director, transferred 32,000,000 shares of our common stock to NY Financial, which resulted in a change in control.

Following closing, we agreed to reimburse the documented costs related to the recording of the patent applications and the filing of the European Drug Master File applications, which amount is not to exceed 590,000 EUR (approximately $822,529). Subsequent to the entry into the Technology Purchase agreement, we determined that the reimbursable expenses amounted to 432,000 Euros (approximately $602,258) and $66,500. As at October 31, 2010, of the 432,000 EUR to be reimbursed, we have paid 265,311 EUR (approximately $369,874) and $18,250 in cash; and issued promissory notes of 112,000 EUR (approximately $156,141) and $18,500. Of the $66,500 to be reimbursed, we have settled $30,000 indebtedness through the issuance of our common stock.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. In applying the definition, we have determined that Mr. Sandino and Mr. Benedi Garcia are independent directors. Mr. Boschert, our Chief Executive Officer, does not qualify as an independent member of our Board of Directors.

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

		Year Ended October 31, 2010		Year Ended October 31, 2009
Audit Fees		$28,750		$27,450
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$28,750		$27,450

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated July 24, 2009 between the Company (as parent surviving company) and Caleco Pharma Corp. (as subsidiary merging entity).(20)
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change – 13-for-1 Stock Split effective September 30, 2005.(7)
3.3	Certificate of Amendment to Articles – Name Change from Triton Resources, Inc. to Skyflyer Inc. effective October 17, 2006.(7)
3.4	Certificate of Amendment to Articles of Incorporation – Name Change from Skyflyer Inc. to Blackstone Lake Minerals Inc. effective January 23, 2008.(10)
3.5	Certificate of Merger.(20)
3.6	Articles of Merger between the Company (as surviving entity) and Caleco Pharma Corp. (as merging entity), with surviving entity changing its name to Caleco Pharma Corp.(20)
3.7	Bylaws.(1)
10.1	Share Purchase Agreement among the Company, Inventa Holding GmbH, Skyflyer Technology GmbH and Perry Augustson, dated for reference the 31st day of March, 2006.(3)
10.2	Agreement and Deed of Transfer between Inventa Holding GmbH and the Company dated for reference as of the 19th day of April, 2006.(4)
10.3	Patent Transfer Agreement between Dieter Wagels and Skyflyer Technology GmbH, dated effective as of April 17, 2006.(4)
10.4	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 8, 2006.(5)
10.5	Employment contract between Skyflyer Technology GmbH and Dr. Manfred Sappok, dated for reference as of June 1, 2005 (translated from German to English).(6)
10.6	Employment contract between Skyflyer Technology GmbH and Dieter Wagels, dated for reference as of January 1, 2006 (translated from German to English).(6)
10.7	Purchase Agreement dated October 3, 2007 between American Yellowcake Resources Inc. and Skyflyer Inc.(8)
10.8	Loan Agreement dated October 17, 2007 between the Company and Black Pointe Holdings Inc.(9)
10.9	Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated July 30, 2007 (translated from German to English).(12)

Exhibit
Number	Description of Exhibits
10.10	Second Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated December 31, 2007 (translated from German to English).(12)
10.11	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated November 28, 2007 (translated from German to English).(12)
10.12	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 6, 2007 (translated from German to English).(12)
10.13	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 7, 2007 (translated from German to English).(12)
10.14	Management Consultant Agreement dated March 1, 2008 between the Company and Dr. Rudolf Mauer.(11)
10.15	Share Exchange Agreement dated for reference as of March 31, 2008 among Blackstone Lake Minerals Inc., Inventa Holding GmbH and Skyflyer Technology GmbH.(13)
10.16	Management Consultant Agreement dated October 1, 2008 between the Company and John Boschert.(14)
10.17	Technology Purchase Agreement dated October 16, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(15)
10.18	Amendment Agreement to Technology Purchase Agreement dated October 16, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(16)
10.19	Technology Purchase Agreement dated December 19, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(17)
10.20	Promissory Note between Caleco Pharma Corp. (our former wholly owned subsidiary) and NY Financial (International) Inc.(18)
10.21	Investor Relations Service Agreement between the Company and Evergreen Marketing, Inc. dated October 6, 2009.(21)
10.22	Consulting Agreement dated October 27, 2009 between the Company and Professor Harry H.S. Fong.(22)
10.23	License Agreement dated November 1, 2009 between the Company and Caleco Pharma S.L.(23)
10.24	Consulting Agreement dated December 17, 2009 between the Company and Peter Kitzinski.(24)
10.25	Consulting Agreement dated for reference February 1, 2010 between the Company and BlueWater Advisory Group, LLC.(25)
10.26	Designated Sponsor Agreement dated February 9, 2010 between the Company and ICF Kursmackler AG. (25)
10.27	Share Purchase Agreement dated February 10, 2010 among the Company, Natac Biotech S.L., and the principal shareholders of Natac Biotech S.L. (25)
10.28	Letter Agreement dated February 10, 2010 between the Company and Natac Biotech S.L. (25)
10.29	Promissory Note dated February 10, 2010 between the Company and Natac Biotech S.L. (25)
10.30	Lab Facilities and Service Agreement dated for reference February 18, 2010 between the Company and Natac Biotech S.L. (26)
10.31	License Agreement dated March 12, 2010 between the Company and Natac Biotech S.L.(27)
10.32	Amendment Agreement to Share Purchase Agreement dated March 19, 2010 among the Company, Natac Biotech, S.L. and the principal shareholders of Natac Biotech S.L.(28)
10.33	Amendment Agreement to Lab Facilities and Services Agreement dated March 19, 2010 between the Company and Natac Biotech, S.L. (28)
10.34	Second Amendment Agreement to Share Purchase Agreement dated for reference April 19, 2010 among the Company, Natac Biotech, S.L. and the principal shareholders of Natac Biotech S.L. (29)

Exhibit
Number	Description of Exhibits
10.35	Second Amendment Agreement to Lab Facilities and Services Agreement dated for reference April 19, 2010 between the Company and Natac Biotech, S.L. (29)
10.36	Management Consulting Agreement dated June 11, 2010 between the Company and Luc Vanhal.(30)
10.37	Third Amendment Agreement to Lab Facilities and Services Agreement dated for reference May 19, 2010 between the Company and Natac Biotech, S.L.(30)
10.38	Public Relations, Promotion and Marketing Letter Agreement dated August 12, 2010 between the Company and Mary Kratka d/b/a CityVac. (31)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 26, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on December 15, 2006.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2007.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on September 19, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on October 11, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on October 23, 2007.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on January 25, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on March 13, 2008.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on March 21, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on April 8, 2008.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on October 7, 2008.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 2, 2008.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 29, 2008.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 27, 2009.
(19)	Filed as an exhibit to our Annual Report on Form 10-K filed on February 13, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on September 4, 2009.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on October 9, 2009.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on November 2, 2009.
(23)	Filed as an exhibit to our Current Report on Form 8-K filed on November 5, 2009.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on December 23, 2009.
(25)	Filed as an exhibit to our Current Report on Form 8-K filed on February 16, 2010.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on February 22, 2010.
(27)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on March 17, 2010.
(28)	Filed as an exhibit to our Current Report on Form 8-K filed on March 25, 2010.
(29)	Filed as an exhibit to our Current Report on Form 8-K filed on April 27, 2010.
(30)	Filed as an exhibit to our Current Report on Form 8-K filed on June 11, 2010.
(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on September 20, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALECO PHARMA CORP.

Date:	February 28, 2011	By:	/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, President, Secretary & Treasurer
(Principal Executive Officer)

Date:	February 28, 2011	By:	/s/ Luc Vanhal
LUC VANHAL
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 28, 2011	By:	/s/ John Boschert
JOHN BOSCHERT
President, Secretary, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director

Date:	February 28, 2011	By:	/s/ Luc Vanhal
LUC VANHAL
Chief Financial Officer

Date:	February 28, 2011	By:	/s/ James Sandino
JAMES SANDINO
Director

Date:	February 28, 2011	By:	/s/ F. Javier Benedi Garcia
F. JAVIER BENEDI GARCIA
Director