Form 10-Q
period 2011-01-31
CALECO PHARMA CORP.
filed 2011-03-16
CIK 1312402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [ x ] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [ ] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    [ ] Yes    [ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 10, 2011, the Issuer had 94,351,340 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended January 31, 2011 are not necessarily indicative of the results that can be expected for the year ending October 31, 2011.

As used in this Quarterly Report on Form 10-Q, the terms "we,” "us,” "our,” “Caleco” and the “Company” mean Caleco Pharma Corp. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CALECO PHARMA CORP.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

January 31, 2011
(Unaudited)

CALECO PHARMA CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)

	January 31,	October 31,
	2011	2010

ASSETS

Current Assets
Cash and cash equivalents	$4,722	$5,080
Deferred tax asset, less valuation allowance of $2,189,479 (2010 -$2,152,108)	-	-
Total Current Assets	4,722	5,080

Investment (Note 4)	491	491
Intangibles (Note 6)	100	100
Total Assets	$5,313	5,671

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$384,528	$369,159
Accounts payable and accrued liabilities –related parties (Note 8)	133,210	146,861
Loans Payable (Note 7)	276,045	321,207
Total Current Liabilities	793,783	837,227

Commitments and Contractual Obligations (Note 10, 11, 12)

Stockholders’ Deficiency
Common stock (Note 9)
Authorized 975,000,000 common shares, par value $0.001
Issued and outstanding January 31, 2011 - 94,351,340 October 31, 2010 - 91,351,340	94,352	91,352
Additional paid-in capital	6,528,141	6,381,141
Accumulated other comprehensive loss:
Foreign currency cumulative translation adjustment	(174,074)	(174,074)
Deficit	(718,605)	(718,605)
Deficit accumulated during the development stage	(6,518,284)	(6,411,370)
Total Stockholders’ Deficiency	(788,470)	(831,556)

Total Liabilities and Stockholders’ Deficiency	$5,313	$5,671

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From October 19,	Three	Three
	2007 (start of the	Months	Months
	development stage)	Ended	Ended
	to January 31,	January 31,	January 31,
	2011	2011	2010

EXPENSES

Management fees	$173,002	$10,500	$10,500
Mineral exploration costs	13,710	-	-
Professional fees	1,024,992	85,589	100,046
Other operating expenses	515,648	14,076	72,056
Foreign currency loss (gain)	58,190	(6,125)	(14,651)

LOSS BEFORE OTHER ITEMS AND INCOME TAXES	1,785,542	104,040	167,951

Interest expense	109,640	2,874	2,805
Write off of mineral property (Note 5)	200,000	-	-
Write off of account payable	(45,743)	-	-
Write off of intangibles (Note 6)	691,231	-	-
Grant of license	(491)	-	(491)

LOSS BEFORE INCOME TAXES	2,740,179	106,914	170,265

Provision for income taxes	-	-	-

LOSS FROM CONTINUING OPERATIONS	2,740,179	106,914	170,265

Discontinued operations	3,781,105	-	-

NET LOSS	6,521,284	106,914	170,265

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	151,900	-	-

COMPREHENSIVE LOSS	$6,673,184	$106,914	$170,625

BASIC AND DILUTED NET LOSS FROM CONTINUING OPERATIONS PER SHARE		$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		93,764,383	85,120,749

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Cumulative
	Amounts
	From October 19,	Three	Three
	2007 (start of the	Months	Months
	development stage)	Ended	Ended
	to January 31,	January 31,	January 31,
	2011	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(2,737,179)	$(106,914)	$(170,265)
Adjustments to reconcile net loss to cash used in operating activities:
Write off of mineral property	200,000	-	-
Write off of accounts payable	(45,743)	-	-
Write off of intangibles	691,231	-	-
Issuance of capital stock for services	174,550	-	-
Grant of license	(491)	-	(491)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	530,112	15,369	(184,621)
Increase (decrease) in accounts payable and accrued liabilities –related parties	127,855	(13,651)	(46,366)
Increase (decrease) in accrued interest payable	42,864	(7,818)	(32,549)
Net cash used in operating activities of discontinued operations	(103,029)	-	-

Net cash used in operating activities	(1,119,830)	(113,014)	(434,292)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral property	(200,000)	-	-
Acquisition of intangibles	(476,954)	-	-

Net cash used in investing activities	(676,954)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from / (repayments to) loans payable, net	45,517	(37,344)	(20,239)
Issuance of capital stock for cash	1,432,243	150,000	402,093
Subscriptions received	-	-	(151,663)
Net cash provided by financing activities of discontinued operations	74,379	-	-

Net cash provided by financing activities	1,552,139	112,656	230,191

EFFECT OF FOREIGN CURRENCY TRANSLATION ON
CASH DURING THE PERIOD	3,755	-	-

NET DECREASE IN CASH	(240,890)	(358)	(204,101)

CASH, BEGINNING OF PERIOD	245,612	5,080	271,106

CASH, END OF PERIOD	$4,722	$4,722	$67,005

CASH –DISCONTINUED OPERATIONS	$-	$-	$-
CASH –CONTINUING OPERATIONS	$4,722	$4,722	$67,005

Supplemental Disclosure with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

CALECO PHARMA CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2011
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

These unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at January 31, 2011 and for all periods presented, have been included. Interim results for the period ended January 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

CALECO PHARMA CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2011
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
January 31, 2011
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

	(c)	Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At January 31, 2011 and October 31, 2010, the Company had no cash equivalents.

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
January 31, 2011
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

Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of January 31, 2011 and 2010, there were no potentially dilutive securities outstanding.

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
January 31, 2011
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
January 31, 2011
(Unaudited)

4.	INVESTMENT

On November 1, 2009 the Company acquired 334 shares, representing a 10% interest, in Caleco Pharma Europe S.L. (“SL”), a Spanish Corporation, pursuant to a license agreement (see Note 12) for consideration of Euro 334 (US $491).

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

6.	INTANGIBLES

	January 31,	October 31,
	2011	2010

Patents (Note 12)	$50	$50
Intellectual property (Note 12)	50	50
	100	100
Accumulated amortization	-	-

Net book value	$100	$100

During the period ended January 31, 2011, the Company did not amortize its patents and intellectual property as the patents have not yet been awarded and/or they have not begun to generate revenues and the intellectual property has an indefinite life. Capitalized amounts relate to purchase costs and legal, consulting and advisory costs incurred in registration of the patents and intellectual property. At October 31, 2010, the Company made an assessment to write down the intangibles to $100.

CALECO PHARMA CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2011
(Unaudited)

7.	LOANS PAYABLE

During the year ended October 31, 2010, $18,500 was reclassified from accounts payable to loans payable. The loan is non-interest bearing and due on demand.

During the year ended October 31, 2009, Euro 112,000 (US $152,797) in accounts payable was reclassified to loans payable. The loans are non-interest bearing. One loan of Euro 56,000 (US $76,399) was due February 1, 2010 and has not been paid. The second loan of Euro 56,000 (US $76,398) was due June 1, 2010 and has not been paid.

During the year ended October 31, 2009, a loan was granted from NY Financial totaling $77,500 of which $74,159 was repaid in the same period. The loan bears interest at 10% per annum, compounded monthly, beginning January 31, 2009 and is due on demand (Note 11). Interest expense included in the statement of operations for the three months ended January 31, 2011 and 2010 totaled $95 and $86, respectively.

During the year ended October 31, 2006, two loans were granted from a third party company for $50,000 and $100,000. The loans bore interest at 8% per annum, compounded annually, and were due May 16, 2008 and June 19, 2008 respectively. On each of the loan’s due dates, the loans were verbally extended, with the loans bearing interest at 10% per annum and due on demand. During the year ended October 31, 2010, an additional $34,000 in loans was granted with the same terms. During the year ended October 31, 2009, $41,111 of principal and $16,389 of accrued interest was paid. During the year ended October 31, 2010, $9,646 of principal and $35,354 of accrued interest was paid. During the three months ended January 31, 2011, $34,000 of principal and $10,692 of accrued interest was paid. Interest expense included in the statement of operation for the three months ended January 31, 2011 and 2010 totaled $2,779 and $2,719, respectively.

8.	RELATED PARTY TRANSACTIONS

At January 31, 2011 and October 31, 2010, included in accounts payable and accrued liabilities –related parties is $20,758 owed to a former director and officer of the Company for management fees and reimbursement of expenses. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Management fees included in the statement of operations for the three months ended January 31, 2011 and 2010 totaled $0 and $0, respectively.

At January 31, 2011 and October 31, 2010, included in accounts payable and accrued liabilities –related parties is Euro 5,000 (US $6,821) and Euro 5,000 (US $6,970), respectively, owed to a company owned by a former officer and director of the Company for management fees. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Management fees included in the statement of operations for the three months ended January 31, 2011 and 2010 totaled $0 and $0, respectively.

At January 31, 2011 and October 31, 2010, included in accounts payable and accrued liabilities –related parties is $48,631 and $62,133, respectively, owed to officers and/or directors of the Company for management fees and reimbursement of expenses. Consulting fees paid to officers and/or directors of the Company for the three months ended January 31, 2011 and 2010 totaled $10,500 and $10,500, respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. The consulting fees are included in management fees on the statement of operations.

CALECO PHARMA CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2011
(Unaudited)

8.	RELATED PARTY TRANSACTIONS (continued)

At January 31, 2011 and October 31, 2010, included in accounts payable and accrued liabilities –related parties is $57,000 owed to a company owned by a director of the Company for consulting fees. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand. Consulting fees included in the statement of operations for the three months ended January 31, 2011 and 2010 totaled $0 and $0, respectively.

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
January 31, 2011
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
(Expressed in U.S. Dollars)
January 31, 2011
(Unaudited)

9.	COMMON STOCK (continued)

On September 8, 2010, the Company issued 1,500,000 shares of its common stock at $0.06 per share for settlement of accounts payable with an aggregate value totaling $90,000.

On November 18, 2010, the Company issued 3,000,000 shares of its common stock at $0.05 per share for total proceeds of $150,000 in a private placement transaction.

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
January 31, 2011
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

(2)

issue a non-interest bearing promissory note in the amount of $77,500 to NY Financial at closing ($74,139 has been paid). The loan bears interest at 10% per annum, compounded monthly, beginning January 31, 2009 and is due on demand (Note 7).

As further consideration, an officer and director of the Company transferred 32,000,000 shares of the Company’s common stock to NY Financial on closing.

Caleco-Sub has also agreed to reimburse the documented costs related to the Technology totaling Euro 432,000 (US $589,359) and $66,500. As at October 31, 2010, the Company has paid Euro 265,311 (US $361,952) and $18,250 in cash; has issued promissory notes for accounts payable totaling Euro 112,000 (US $152,797) and $18,500; and has issued 300,000 shares of its common stock at $0.10 per share for settlement of accounts payable with an aggregate value totaling $30,000. One loan of Euro 56,000 (US $76,399) was due February 1, 2010 and has not been paid. The second loan of Euro 56,000 (US $76,398) was due June 1, 2010 and has not been paid.

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
January 31, 2011
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

On December 20, 2010, the Company served a notice of default to SL to comply with the terms of the Europe License Agreement within 60 days. As the breaches were not remedied by February 20, 2011, the Europe License Agreement has been terminated and is of no further effect.

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

CALECO PHARMA CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
January 31, 2011
(Unaudited)

13.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Cumulative
Amounts from
	October 19, 2007	Three	Three
	(start of the	Months	Months
	development stage)	Ended	Ended
	to January 31,	January 31,	January 31,
	2011	2011	2010

Cash paid for:
Interest	$67,016	$10,692	$20,970
Income taxes	$-	$-	$-

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

We also have the exclusive right to develop, commercialize, market and distribute five compounds (AOF, AH-FLO, JHF, HGF, NB-VAL40) derived from plant extracts throughout North and South America pursuant to an exclusive license agreement with Natac Biotech S.L. (“Natac”), a Spanish biotechnology corporation engaged in the research and development of health related products. The details of the license agreement are set out below under the heading “Principal Products – Natac and Health Related Products”.

PRINCIPAL PRODUCTS

Liver Heath Formula

Technology Purchase Agreement

We acquired the Liver Health Formula pursuant to the terms and conditions of a technology purchase agreement dated December 19, 2008 (the “Technology Purchase Agreement”) among NY Financial (International) Corp. (“NY Financial”), the Company, Caleco Pharma Corp., formerly our wholly owned subsidiary, and John Boschert, our sole executive officer and a director. Under the terms of the Technology Purchase Agreement, NY Financial assigned and transferred the Liver Health Formula to us in consideration of which we:

(a)	paid $22,500 in cash to NY Financial (which has been paid); and

(b)

issued a non-interest bearing promissory note in the amount of $77,500 to NY Financial at closing. This amount was payable on January 31, 2009. During the year ended October 31, 2009, $74,139 was repaid. As at January 31, 2011, $3,361 is still outstanding on the note.

As further consideration, Mr. Boschert, our executive officer and director, transferred 32,000,000 shares of our common stock to NY Financial, which resulted in a change in control.

Following closing, we agreed to Caleco-Sub has also agreed to reimburse the documented costs related to the recording of the patent applications and the filing of the European Drug Master File applications, which amount is not to exceed 590,000 EUR (approximately $804,911). Subsequent to the entry into the Technology Purchase agreement, we determined that the reimbursable expenses amounted to 432,000 Euros (approximately $589,359) and $66,500. As at October 31, 2010, of the 432,000 EUR to be reimbursed, we have paid 265,311 EUR (approximately $361,952) and $18,250 in cash; and issued promissory notes of 112,000 EUR (approximately $152,797) and $18,500. Of the $66,500 to be reimbursed, we have settled $30,000 indebtedness through the issuance of our common stock. One loan of Euro 56,000 (US $76,399) was due February 1, 2010 and has not been paid. The second loan of Euro 56,000 (US $76,398) was due June 1, 2010 and has not been paid.

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

Under the Europe License Agreement, SL was required to provide us with the following: a development plan for the Licensed Products; shares equal to 10% of SL’s outstanding share capital; any royalty payments; SL’s audited financial statements; and a certificate evidencing that SL has obtained product liability insurance. As SL has failed to comply with the provisions of the Europe License Agreement, we sent SL a notice of default on December 20, 2010. Under the notice of default, SL has 60 days to remedy the breaches of the Europe License Agreement. As the breaches were not remedied by February 20, 2011, the Europe License Agreement has been terminated and is of no further effect.

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

RESULTS OF OPERATIONS

Three Months Summary
	Three Months	Three Months
	Ended	Ended	Percentage
	January 31, 2011	January 31, 2010	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(104,040)	(167,951)	(38.1)%
Interest Expense	(2,874)	(2,805)	2.5%
Grant of License	-	491	100%
Net Loss	$(106,914)	$(170,265)	(37.2)%

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

Expenses
	Three Months	Three Months
	Ended	Ended	Percentage
	January 31, 2011	January 31, 2010	Increase / (Decrease)
Management fees	$10,500	$10,500	n/a
Professional fees	85,589	100,046	(14.5)%
Other operating expenses	14,076	72,056	(80.5)%
Foreign currency gain	(6,125)	(14,651)	(58.2)%
Total Expenses	$104,040	$167,951	(38.1)%

Our expenses decreased from $167,951, during the three months ended January 31, 2010, to $104,040 during the three months ended January 31, 2011. The decrease in our expenses is primarily attributable to a decrease in professional fees and other operating expenses.

Management fees include amounts paid as compensation to our officers and directors. During the three months January 31, 2011, we incurred management fees of $2,500 per month to our sole executive officer and $1,000 to a member of our Board of Directors.

Professional fees consisted of: (i) legal fees, accounting and audit fees related to meeting our reporting requirements under the Exchange Act; and (ii) consulting fees related to payments to consultants regarding product development and investor relations activities. The additional professional fees during the quarter ended January 31, 2010 are primarily related to product development.

Other operating expenses primarily consisted of travel and office expenses.

The decrease in foreign currency gain primarily relates to unfavorable exchange rates in connection with our outstanding accounts payable.

If we are able to obtain sufficient financing to undertake our proposed business plan for our over-the-counter and pharmaceutical business, our expenses are anticipated to increase significantly.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At January 31, 2011	At October 31, 2010	Increase / (Decrease)
Current Assets	$4,722	$5,080	(7.0)%
Current Liabilities	(793,783)	(837,227)	(5.2)%
Working Capital Deficit	$(789,061)	$(832,147)	(5.2)%

Cash Flows
	Three Months Ended	Three Months Ended
	January 31, 2011	January 31, 2010
Cash Flows used in (provided by) Operating Activities	$(113,014)	$(434,292)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	112,656	230,191
Net Decrease in Cash During Period	$(358)	$(204,101)

Our working capital deficit decreased from $832,147, as at October 31, 2010, to $789,061, as at January 31, 2011. The decrease in our working capital deficit is due to a decreases in accounts payable to related parties and the repayment of a portion of our loans payable.

During the quarter ended January 31, 2011, we issued 3,000,000 shares at a price of $0.05 per share for proceeds of $150,000 under our foreign private placement offering. The investor represented that she was not a “U.S. Person” as contemplated under Regulation S of the U.S. Securities Act.

Future Financings

As at January 31, 2011, we had cash on hand of $4,722. Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. We have not earned any revenues to date and we do not anticipate earning revenues in the near future. As such, our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near term.

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

Our significant accounting policies are described in Note 3 to our interim financial statements for the period ended January 31, 2011 included in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for our year ended October 31, 2010 (the “2010 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
2.1	Agreement and Plan of Merger dated July 24, 2009 between the Company (as parent surviving company) and Caleco Pharma Corp. (as subsidiary merging entity).(20)
3.1	Articles of Incorporation.(1)
3.2	Certificate of Change – 13-for-1 Stock Split effective September 30, 2005.(7)
3.3	Certificate of Amendment to Articles – Name Change from Triton Resources, Inc. to Skyflyer Inc. effective October 17, 2006.(7)
3.4	Certificate of Amendment to Articles of Incorporation – Name Change from Skyflyer Inc. to Blackstone Lake Minerals Inc. effective January 23, 2008.(10)
3.5	Certificate of Merger.(20)
3.6	Articles of Merger between the Company (as surviving entity) and Caleco Pharma Corp. (as merging entity), with surviving entity changing its name to Caleco Pharma Corp.(20)
3.7	Bylaws.(1)
10.1	Share Purchase Agreement among the Company, Inventa Holding GmbH, Skyflyer Technology GmbH and Perry Augustson, dated for reference the 31st day of March, 2006.(3)
10.2	Agreement and Deed of Transfer between Inventa Holding GmbH and the Company dated for reference as of the 19th day of April, 2006.(4)
10.3	Patent Transfer Agreement between Dieter Wagels and Skyflyer Technology GmbH, dated effective as of April 17, 2006.(4)
10.4	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 8, 2006.(5)
10.5	Employment contract between Skyflyer Technology GmbH and Dr. Manfred Sappok, dated for reference as of June 1, 2005 (translated from German to English).(6)
10.6	Employment contract between Skyflyer Technology GmbH and Dieter Wagels, dated for reference as of January 1, 2006 (translated from German to English).(6)
10.7	Purchase Agreement dated October 3, 2007 between American Yellowcake Resources Inc. and Skyflyer Inc.(8)
10.8	Loan Agreement dated October 17, 2007 between the Company and Black Pointe Holdings Inc.(9)
10.9	Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated July 30, 2007 (translated from German to English).(12)

Exhibit
Number	Description of Exhibits
10.10	Second Extension to Loan Agreement between Dast GmbH and Skyflyer Technology GmbH, dated December 31, 2007 (translated from German to English).(12)
10.11	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated November 28, 2007 (translated from German to English).(12)
10.12	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 6, 2007 (translated from German to English).(12)
10.13	Loan Agreement between Dast GmbH and Skyflyer Technology GmbH dated December 7, 2007 (translated from German to English).(12)
10.14	Management Consultant Agreement dated March 1, 2008 between the Company and Dr. Rudolf Mauer.(11)
10.15	Share Exchange Agreement dated for reference as of March 31, 2008 among Blackstone Lake Minerals Inc., Inventa Holding GmbH and Skyflyer Technology GmbH.(13)
10.16	Management Consultant Agreement dated October 1, 2008 between the Company and John Boschert.(14)
10.17	Technology Purchase Agreement dated October 16, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(15)
10.18	Amendment Agreement to Technology Purchase Agreement dated October 16, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(16)
10.19	Technology Purchase Agreement dated December 19, 2008 among the Company, NY Financial (International) Corp., Caleco Pharma Corp. (our former wholly owned subsidiary) and John Boschert.(17)
10.20	Promissory Note between Caleco Pharma Corp. (our former wholly owned subsidiary) and NY Financial (International) Inc.(18)
10.21	Investor Relations Service Agreement between the Company and Evergreen Marketing, Inc. dated October 6, 2009.(21)
10.22	Consulting Agreement dated October 27, 2009 between the Company and Professor Harry H.S. Fong.(22)
10.23	License Agreement dated November 1, 2009 between the Company and Caleco Pharma S.L.(23)
10.24	Consulting Agreement dated December 17, 2009 between the Company and Peter Kitzinski.(24)
10.25	Consulting Agreement dated for reference February 1, 2010 between the Company and BlueWater Advisory Group, LLC.(25)
10.26	Designated Sponsor Agreement dated February 9, 2010 between the Company and ICF Kursmackler AG.(25)
10.27	Share Purchase Agreement dated February 10, 2010 among the Company, Natac Biotech S.L., and the principal shareholders of Natac Biotech S.L.(25)
10.28	Letter Agreement dated February 10, 2010 between the Company and Natac Biotech S.L.(25)
10.29	Promissory Note dated February 10, 2010 between the Company and Natac Biotech S.L.(25)
10.30	Lab Facilities and Service Agreement dated for reference February 18, 2010 between the Company and Natac Biotech S.L.(26)
10.31	License Agreement dated March 12, 2010 between the Company and Natac Biotech S.L.(27)
10.32	Amendment Agreement to Share Purchase Agreement dated March 19, 2010 among the Company, Natac Biotech, S.L. and the principal shareholders of Natac Biotech S.L.(28)
10.33	Amendment Agreement to Lab Facilities and Services Agreement dated March 19, 2010 between the Company and Natac Biotech, S.L. (28)
10.34	Second Amendment Agreement to Share Purchase Agreement dated for reference April 19, 2010 among the Company, Natac Biotech, S.L. and the principal shareholders of Natac Biotech S.L. (29)

Exhibit
Number	Description of Exhibits
10.35	Second Amendment Agreement to Lab Facilities and Services Agreement dated for reference April 19, 2010 between the Company and Natac Biotech, S.L. (29)
10.36	Management Consulting Agreement dated June 11, 2010 between the Company and Luc Vanhal(30)
10.37	Third Amendment Agreement to Lab Facilities and Services Agreement dated for reference May 19, 2010 between the Company and Natac Biotech, S.L.(30)
10.38	Public Relations, Promotion and Marketing Letter Agreement dated August 12, 2010 between the Company and Mary Kratka d/b/a CityVac(31)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed on January 14, 2005, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on April 10, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on April 26, 2006.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on December 15, 2006.
(6)	Filed as an exhibit to our Annual Report on Form 10-KSB filed on January 30, 2007.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on September 19, 2007.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on October 11, 2007.
(9)	Filed as an exhibit to our Current Report on Form 8-K filed on October 23, 2007.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed on January 25, 2008.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on March 13, 2008.
(12)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on March 21, 2008.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on April 8, 2008.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on October 7, 2008.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on October 22, 2008.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 2, 2008.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 29, 2008.
(18)	Filed as an exhibit to our Current Report on Form 8-K filed on January 27, 2009.
(19)	Filed as an exhibit to our Annual Report on Form 10-K filed on February 13, 2009.
(20)	Filed as an exhibit to our Current Report on Form 8-K filed on September 4, 2009.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed on October 9, 2009.
(22)	Filed as an exhibit to our Current Report on Form 8-K filed on November 2, 2009.
(23)	Filed as an exhibit to our Current Report on Form 8-K filed on November 5, 2009.
(24)	Filed as an exhibit to our Current Report on Form 8-K filed on December 23, 2009.
(25)	Filed as an exhibit to our Current Report on Form 8-K filed on February 16, 2010.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on February 22, 2010.
(27)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on March 17, 2010.
(28)	Filed as an exhibit to our Current Report on Form 8-K filed on February 22, 2010.
(29)	Filed as an exhibit to our Current Report on Form 8-K filed on April 27, 2010
(30)	Filed as an exhibit to our Current Report on Form 8-K filed on June 11, 2010
(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on September 20, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALECO PHARMA CORP.

Date:	March 16, 2011	By:
/s/ John Boschert
JOHN BOSCHERT
Chief Executive Officer, President, Secretary & Treasurer
(Principal Executive Officer)

Date:	March 16, 2011	By:
/s/ Luc Vanhal
LUC VANHAL
Chief Financial Officer
(Principal Financial Officer)